Form 10KSB
period 1999-12-31
ENTERTAINMENT INTERNET INC
filed 2000-04-14
CIK 1081172

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-28173

                        THE ENTERTAINMENT INTERNET, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                            95-4730315
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

              5757 Wilshire Blvd., Suite 124, Los Angeles, CA 90036
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (323) 904-4940


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $779,528

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $12,551,085. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 48,212,567.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                     -----------
                                     PART I

Item   1.      Business

Item   2.      Properties

Item   3.      Legal Proceedings

Item   4.      Submission of Matters to a Vote of Security Holders

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item   7.      Financial Statements

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

Item  10.      Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item  12.      Certain Relationships and Related Transactions

Item  13.      Exhibits and Reports on Form 8-K

Signatures

                                     PART I


Item   1.      Business

BACKGROUND

The Entertainment Internet, Inc. (The "Company") is a Nevada corporation formed on January 20, 1992 as West Tech Services, Inc. The name was changed by the Board of Directors on August 3, 1998. The Company's principal place of business is located at 5757 Wilshire Blvd., Los Angeles, California 90036. The Company was organized to engage in any lawful corporate business purpose.

The Company formed a wholly-owned subsidiary in California as a California corporation, The Entertainment Internet, Inc. (TEI-CAL) to be the operating Company. On March 23, 1999, TEI-CAL was merged with Only Multimedia Network, Inc., a California corporation (OMNI), with OMNI being the surviving corporation.

The Company was in the developmental stage until shortly after its merger with OMNI; in approximately April 1999, new management began implementing the business plan of the Company and the Company moved out of the development stage.

The Company currently operates as the parent company for OMNI, which has done business under the Castnet.com(TM) fictitious name since February 9, 1999. Recently, the Company became aware that a third party was using the name "Castnet Communications, Inc." It is the Company's contention that the described use may infringe upon its trademark Castnet.com(TM). The Company has taken steps to secure an agreement from Castnet Communications, Inc. to refrain from the use of the name "Castnet", or to clearly identify that it is not associated with the Castnet.com services provided by the Company; the Company does not expect litigation regarding this matter, as the potentially infringing party does not appear to compete with the business of the Company and does not appear to be a significant concern.

When incorporated, the Company had authority to issue 25,000 shares of no-par value stock. On April 3, 1998, the Articles of Incorporation of the Company were amended to establish 60 million shares of stock, 50 million common and 10 million preferred. (See Amendment to Articles of Incorporation).

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company has become fully operational, expanding its basic Internet business and seeking combinations with other businesses which will enhance the Company's competitive ability and expand its operations into broader areas in both the Internet and entertainment casting industries.

The Company is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase the Company's access to financial markets. In the event the Company's obligation to file periodic reports is suspended pursuant to the Exchange Act, the Company anticipates that it will continue to voluntarily file such reports.

                                  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following

SHORT OPERATING HISTORY. The Company has only a short operating history and has actively pursued and gained a market share of the Internet/casting market. The Company will, in all likelihood, sustain higher operating expenses compared with corresponding revenues, at least until current plans are implemented fully (see Plan of Operation). There is no assurance that the Company will successfully expand into the business opportunity described herein.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of both the Company and any subsidiaries. While management also intends to seek business combinations with entities having established operating histories, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes a business combination, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm together with numerous other factors beyond the Company's control.

POSSIBLE SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is, and will continue to be, a participant in the business of providing Internet casting resources and peripheral services. In addition, it will be seeking, by way of expansion of its business, joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may also be desirable target acquisition candidates for the Company. Many such entities have greater financial resources and technical management capabilities than the Company. The Company could be, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully expanding its operations.

CONFLICTS OF INTEREST - GENERAL. The Company's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non "arms-length" transactions may also arise in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. See also Item 5, below, entitled "Directors, Executive Officers, Promoters, and Control
Persons" for further details of management business activities outside the Company.

REPORTING  REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.  Companies subject to
Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") must provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or even preclude the Company from completing an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF DIVERSIFICATION. In all likelihood, the Company's proposed operations, even if successful, will result in a business combination with only one entity. Consequently, the resulting activities will be limited to the entity's business. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry, thereby increasing the risks associated with the Company's operations.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Proposals to regulate the Internet. The Company is aware that there have been proposals for either regulation or taxation of the Internet or business activities on the Internet. There is the risk of uncertainty regarding such proposed future Internet regulation, which could adversely affect the Company's business. Proposals to tax or otherwise charge out-of-state or foreign access users may have a negative impact upon the Company's subscriber base and future subscriptions, including the ability of the Company to compete or to maintain a saleable service. Any risks associated with regulation or taxation of the Internet would, in the Company's opinion, be passed along to the subscriber through increased costs to offset such costs to the Company.

POSSIBLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock could result in shareholders of a public or private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination or operations the Company may undertake. Typically, a combination transaction may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. If one is undertaken, the Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. Management cannot assure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

REQUIREMENT   OF  AUDITED   FINANCIAL   STATEMENTS   MAY   DISQUALIFY   BUSINESS
OPPORTUNITIES. Management believes that any potential target company must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may forego a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

BLUE SKY CONSIDERATIONS. Because the securities registered in any combination may not have been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, holders of these shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential market. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

DEPENDENCE UPON KEY PERSONNEL. The business of the Company is greatly dependent upon its present management and will for some time be dependent on the general business acumen and experience of all its officers and directors and the application of such skills to the business decisions required to be made on behalf of the Company.

LACK OF MANAGEMENT EXPERIENCE. While the present executive officers and directors have experience in the film industry, and Mr. Schuster has represented other Internet companies as their legal counsel, none of the officers has any direct experience with the Internet business.

EMERGING INDUSTRY. Although the Internet and the casting industries are expanding rapidly, the Internet industry is still an emerging industry without clear and certain areas of exploitation. Many Companies are entering this business area, some with greater financial resources than the Company.

COMPETITION. In addition, the Company shall be competing in this new and expanding industry with some more established and better financed companies. Due to the competitive nature of the Company's business, it may be difficult for the Company to meets its goals in the particular area of the Internet industry in which it has chosen to compete.

WORKING CAPITAL CONSIDERATIONS AND NEED FOR ADDITIONAL CAPITAL. The Company has a minimum of working capital. Management of the Company have attempted to make their best estimates of the Company's capital needs for the foreseeable future. But despite these estimates, funds available to the Company may not be adequate for the Company to achieve all of its business objectives. Its ability to continue its proposed operations and operate as a going concern is significantly contingent upon its being successful at both financing its operations from current sales and raising additional capital on terms favorable to the Company. The Company may be unable to do either of the foregoing. There is no assurance that funds will be available to the Company from any source, and if available, that the costs or rate of interest for such funds, or the terms and conditions of obtaining such funds will be prudent or acceptable for the Company. If not available, it will be necessary for the Company to restrict its scope of business operations accordingly.

EMPLOYEES

The Company's employees at the present time are its officers and directors who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management" under Item 5, below.) Daily operations are undertaken by employees previously hired by OMNI.


Item   2.      Properties

The Company owns no real property at this time. The Company leases office space at the address of 5757 Wilshire Boulevard, Suite 124, Los Angeles, CA 90036 and 5820 Wilshire Boulevard, Los Angeles, CA 90036. The Company believes it is paying the customary rate for such space in that rental market. Terms of the leases are: a twelve (12) month lease at $9,992.87 per month (including tenant improvements), beginning March, 1999, and a twelve (12) month lease for $600.00 per month, expiring 12/31/99. The Company believes its rented space is adequate for the immediately foreseeable future. No officer, director, or control person related to the Company is a lessor, directly or indirectly, of the leased premises. Copies of the lease agreements are attached and filed as exhibits hereto.


Item   3.      Legal Proceedings

The following is a summary, as of the date of this report, of material legal proceedings involving the Company, which the Company believes were incurred in the normal course of business:

Christopher  Sampson  Foundation  for  the  Catastrophically   Injured  v.  Only
--------------------------------------------------------------------------------
Multimedia Network, Inc. & The Entertainment Internet
-----------------------------------------------------
Burbank Superior Court
Filed: July 29, 1999, No. EC 027688

The Company recently settled this matter: the creditor agreed to a one-year extension from January 2000, to January 2001 with interest only at 10%, and principal and accrued interest due 12 months after January 2000. The claim stemmed from a $200,000.00 promissory note that was not paid when due.

Breakdown Services, Ltd., v. Only Multimedia Network, Inc./ Castnet.com
-----------------------------------------------------------------------
Federal District Court for the Central District of California
Filed: May 6, 1998, No. CV 98-3500-GHK (BQRx)

The Company is presently engaged in one action involving a third-party claim for copyright infringement and violation of an earlier settlement agreement that included a stipulated injunction. The Company is vigorously defending the action and earlier prevailed through house counsel's opposition to claimant's request for an Order to Show Cause. The court ruled in EINI's favor that Breakdown Services improperly applied for ex parte relief without satisfying the Local Rule mandates for a prior meeting of counsel. Breakdown Services thereafter met with house counsel and outside counsel (engaged for the continued litigation) and re-filed its motion, which is currently pending review by the court. The Company believes the claimant is not entitled to relief, and asserts misuse of copyright as a defense in the action. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

Since the date of the Company's initial filing, the Company has been ordered to show cause as to why it should not be found in contempt of court; the next hearing on this matter is scheduled for May 8, 2000.

Wendy Pachter v. Only Multimedia Network, Inc.
----------------------------------------------
Los Angeles Superior Court, Central District
Filed July 21, 1999, No. BC 213855


The Company is presently engaged in one action involving a creditor for two promissory notes, one for $175,000, and one for $100,000.00 which were not paid when claimed to be due. Relief sought by the plaintiff includes principal, interest, and costs and attorney fees, to be determined by the court. Discovery is continuing on this matter, along with other aspects of the claim. The Company takes a contrary position to that of claimant, asserting that payments were not and are not presently due. In an effort to resolve this claim, the Company made a settlement offer contingent upon the successful close of the proposed merger with First Miracle Group; claimant failed to respond to this offer. The Company subsequently and in March, 2000, offered to commence monthly payments of principal and interest to the claimant without any admission of liability; that offer was rejected. At present, litigation is continuing. The Company has asked opposing counsel to schedule a settlement conference with the Court; these conferences are available on any Friday. At the time of this filing, opposing counsel had not yet responded to the Company's request. While the Company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

Bragman, Nyman & Cafarelli v. The Entertainment Internet, Inc.
--------------------------------------------------------------
Los Angeles Municipal Court, West Los Angeles District
Filed June 11, 1999, Case No. 99T01400

The Company is presently engaged in one action involving a creditor for services allegedly rendered and unpaid for an amount less than $20,000. The Company is investigating the history behind the alleged obligation, and presently believes there was a failure of consideration, more specifically, that the claimant did not provide services or perform in accordance with the alleged contract. Discovery is continuing on this matter, along with other aspects of the claim. The Company takes a contrary position to that of claimant, asserting that payments were not and are not presently due. At present, litigation is continuing. The claimant has been ordered to show cause on May 5, 2000, as to why its claims should not be dismissed. While the Company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

Capital York, Inc. v. The Entertainment Internet,  Inc., Scott MacCaughern,  and
--------------------------------------------------------------------------------
MacCaughern Trade Development
-----------------------------
Superior Court of New Jersey, Monmouth County
Filed August 15, 1999, No. L406199

The Company is presently engaged in one action involving a creditor for services allegedly rendered and unpaid in connection with management and advisory services. The Company is investigating the history behind the alleged obligation, and presently believes there was no contract between the parties. Discovery is continuing on this matter, along with other aspects of the claim. On October 6, 1999, the Company received written confirmation that plaintiff and defendant MacCaughern were in the process of resolving their differences and that plaintiff would take no further action against EINI during this process; the litigation is "on hold" pending a settlement of the entire matter by one of the named Defendants. The written confirmation also contained a stipulation extending the time for EINI to answer the complaint, and a stipulation that there would be no forthcoming action on the grounds of any failure to file an answer during the time of negotiations. While the Company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

The Company received notice of a claim by a stock promoter (Chris Scoggin) for one million shares of its common stock. The Company is investigating the history of the alleged transaction. Prior management asserts that the promoter failed to attend meetings, did not perform services and is not entitled to the shares claimed. While the Company doubts the merits and legality of the claim, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcomes proves unfavorable to the Company. As of the date of this filing, no lawsuit has been filed regarding this claim.

Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the fourth quarter of 1999.



                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

From March 22, 1999 (the date of the Merger), the Company's common stock had been quoted on the NASDAQ over-the counter bulletin board ("OTC BB") until November 19, 1999. On that date it was temporarily de-listed from the OTC BB quotation system pending becoming a reporting company that has cleared all Securities and Exchange Commission ("SEC") comments. As of November 19, 1999, the stock is quoted on the NASDAQ over-the-counter Electronic Quotation System ("pink sheets") market in the United States under the symbol EINI. The Company registered its common stock on a Form 10-SB Registration Statement which became effective on January 15, 2000. As of the date of this report, the Company is in the process of responding to comments from the SEC and expects to resume quotation on the OTC BB market in the near future.


The high and low interdealer prices for the calendar quarters since trading began on March 22, 1999 (without retail markup, markdown or commission) are as follows:

       Quarter Ended                       High             Low
       -------------                       ----             ---
     June 30, 1999                        $  4.06          $  0.937
     September 30, 1999                   $  1.437         $  0.375
     December 31, 1999                    $  0.531         $  0.062
     March 31, 2000                       $  1.85          $  0.08


Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock", for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, company must maintain $1,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Therefore, for the foreseeable future, any of the Company's stock quoted or traded must be considered "penny stock" under current rules, as discussed above.

HOLDERS OF EQUITY AND OTHER RIGHTS

         As of March 1, 2000, based on the Company's records and reports from the Company's stock transfer agent, Alpha Tech Stock Transfer, there were 162 shareholders holding a total of 48,212,567 shares of the Company's common stock. There were 40 shareholders holding a total of 5,400 shares of the Company's preferred stock. There were 67 persons or entities in the aggregate holding warrants or options to purchase shares of the Company's common stock; and 4 persons or entities holding promissory notes convertible to shares of the Company's common stock.

DIVIDENDS AND DIVIDEND POLICIES

The Registrant has not paid or allocated any dividends to date, and has no plans to do so in the immediate future. Future dividends will be dependent on such factors as economic conditions and the profitability of the Company. It is anticipated that for the foreseeable future, until the Company reaches its economic goals, most, if not all of any earnings of the Company will need to be retained as working capital.

RECENT SALES OF UNREGISTERED SECURITIES

Between approximately September of 1998 and December of 1999, the Company made the following issuance, sales, or exchanges of securities in reliance upon certain exemptions from registration under the Securities Act of 1933 (the "Act"):

Regulation D, Rule 504: The Company obtained a portion of its capital and operating funds during the period extending third quarter 1998 through the close of the second quarter 1999 by means of a limited offer and sale of its common stock without registration under SEC Regulation D, Rule 504 of the 1933 Act. Less than a total of $1,000,000 was subscribed through the offering for which a total of 3,597,645 common shares were issued to subscribers at prices ranging from $0.175 to $0.55 per share.


Regulation D, Rule 506: Pursuant to an agreement and plan of exchange and merger with OMNI, the Company issued securities during the period approximately April 1, 1999 through October 31, 1999 by means of a Regulation D, Rule 506 exchange to a total of 119 shareholders:

     Common stock: a total of $1,549,149 representing shares of common stock was issued.

     Preferred stock: a total of $2,700,000 representing shares of preferred stock was issued.

     Convertible securities:
          Options: a total of $3,682,100 in options to convert to common stock

          Warrants: a total of $8,459,915 in warrants to purchase common stock.

          Promissory notes: a total of $149,220 in promissory notes convertible to common stock

Section 4(2) of the 1933 Act: The Company obtained a portion of its capital and operating funds by means of the following transactions pursuant to section 4(2) of the Securities Act of 1933, upon which the Company has relied: In February 1999 the Company entered into a financing arrangement for the following entities to provide capital to the Company: Windsor Capital Fund VI, a Bermuda corporation, and Packard Capital Limited, a British Virgin Islands corporation. The Company issued long-term convertible promissory notes to these lenders in the amount of US$500,000 each, for a total consideration of US$1,000,000. The instruments accrue interest at the rate of 6% per annum until paid, or at the option of the payee of the note, it may be converted to common stock at a discounted rate of 40% of the "bid" price. The Company has the right for a period of one year from the time any such stock is issued, to redeem any such stock so issued through payment of an amount equal to the principal amount of the note plus any accrued interest up to the time of conversion.

On August 16, 1999, Mr. Mark Dilullo was issued 25,000 restricted shares in consideration of consulting services and on December 30, 1999, was issued 75,000 restricted shares in consideration of further consulting services.

On December 30, 1999 Mr. Paul Marciano was issued 1,000,000 restricted shares of common stock for $50,000 cash; this issuance represented the exercise of an option to purchase such shares that was included in a consulting agreement accepted by Mr. Marciano; the consulting agreement provides no direct compensation to Mr. Marciano, other than the grant of the options previously discussed.


Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations


NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements". All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements.
Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

Although these statements reflect management's current view of the Company concerning future events, they are subject to certain risks, uncertainties and assumptions, including, among many others: a general economic downturn, a downturn in the securities markets, a general lack of public interest in either the Company's products or securities, federal or state laws or regulations having adverse effects on small business enterprises, and other risks and uncertainties.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

PLAN OF OPERATION - GENERAL

The Entertainment Internet, Incorporated ("EINI" or "The Company") is a Nevada corporation which acts as the holding company and parent corporation for Only Multimedia Network, Inc. ("OMNI"), a California corporation.

Through Only Multimedia Network, Incorporated, EINI intends to establish itself as the leading service provider of resources for the global entertainment industry. The Entertainment Internet, Inc. operates a series of Internet-based services using the Castnet.com(TM) service mark and trade name.

For ease of further reference, The Entertainment Internet, Inc. and Only Multimedia Network, Incorporated are interchangeably referred to herein as "the Company" and/or "the Corporation."

HISTORICAL OVERVIEW

The Company, then operating as OMNI, initially focused its efforts on hosting web-sites as an Internet service provider (ISP) and providing related services to third parties in 1994 . The Castnet.com idea took shape sometime in early 1996, and by October, 1998, management determined it favorable to eliminate all ISP activity and concentrate efforts on further development and marketing of its Castnet.com(TM) web-site, which integrates motion picture, television and theatrical talent casting and agent submission services for the entertainment industry.

The reason for eliminating all ISP activity was an increased cost in advancing internet technology; specifically, there would be a substantial cost to upgrade the Company's hardware and software in order to be competitive, and this was a cost the Company was unwilling to incur. When management eliminated all ISP activity, it also abandoned the Company's then-most significant revenue stream, leaving it unable to function without repeated infusions of capital. The Company, at present, has significant debt from debt instruments, expenses, leases, and salaries paid, all of which were incurred under prior management.

In May, 1998, significant capital was obtained through the efforts of Mr. Paul Kessler and Bristol Asset Management, LLC, which funded critical operations through use of a convertible debt instrument; the Board of Directors and certain key officers were permitted to fund the Corporation on the same (or pari passu) basis as Bristol Asset Management. Mr. Kessler sought alliances with several entertainment industry representatives and successfully elected Marion Dougherty and Roland Joffe to the Company's Board of Directors. Mr. Kessler allowed the Company's management to continue operations for some time after conversion of the Bristol debt, but learned, after the first quarter of 1999, that key employees did not meet objectives and were not operating the Company in a manner which would allow it to prosper. Shortly thereafter, Mr. Kessler sought a management team capable of analyzing the Corporation's difficulties, resolving the morass of claims threatened or levied against it and restructuring operations.

During June, 1999, Mr. Kessler engaged Mr. Mohamed Hadid as the Company's Interim Chairman of the Board of Directors. During the second and third quarters of 1999, Mr. Hadid and Mr. Kessler worked together on a plan to manage the Company's immediate financial and business needs, including the infusion of additional capital. Mr. Hadid sought strategic alliances with Mr. Anthony Cataldo and Mr. Jean Claude Van Damme and was successful in obtaining their commitments to assist the Corporation with further development and expansion of its Castnet.com(TM) services. Mr. Hadid has since resigned from the Company. On July 1, 1999, the Company entered into an employment agreement with Anthony Cataldo providing for Mr. Cataldo to be hired as president of the Company.

The Company and Mr. Cataldo agreed on December 7, 1999, to terminate that agreement. Mr. Cataldo left the Company, and the Board of Directors accepted Mr. Cataldo's resignation.

On July 12, 1999, the Company and Mr. Van Damme entered into a consulting agreement for Mr. Van Damme's services as a consultant. The contract was executed by an entity owned and controlled by Mr. Van Damme, known as JCVD Productions, Inc., a California corporation. JCVD also agreed to provide Mr. Van Damme's services as a director. Mr. Jean Claude Van Damme has recently resigned as a director and discontinued his association with the Company.

The Company obtained a renewal of the commitment of Thom Mount to serve on the Company's Board of Directors and as the Company's liaison with the Producers Guild of America. The Company also internalized the Corporation's legal affairs, which were formerly administered by a number of outside counsel at great expense to the company.

Third quarter efforts focused on restoration of financial integrity of the corporation, apparently lost during the first quarter of 1999; these efforts included forensic investigation of past financial transactions, installation of a bookkeeper and CPA to take the place of the earlier terminated Chief Financial Officer and to recreate the Company's 1999 general ledger and accounts payable, communications and accommodations with creditors, investigation of creditor claims, satisfaction of certain shareholder claims (see also Item 3, Legal Proceedings), and re-negotiation of debt instruments that were due but not payable by the Company due to its financial condition. Management also scrutinized and took action in the areas of the corporation's legal affairs, implementation of financial and human resource controls, restructuring of Castnet.com(TM) services, expansion of service areas, design, implementation, and rollout of new services, formation of strategic alliances, review of year 2000 compliance issues, design, evaluation, and programming of new relational databases, and general programs calculated to increase sales revenue and market share. During the period extending from July through October, 1999, several employees were dismissed.

As the company entered the fourth quarter of 1999, efforts focused on introduction of three new services: CastnetBabies.com, CastnetRealPeople.com, and CastnetExtras.com, which the Company believes will significantly increase its market share and allow for growth of its current subscriber base. The company redesigned and reprogrammed its Castnet.com(TM) "front page" and continued to develop a series of relational databases with technological advances intended to increase efficiency and ease of use of the services provided through Castnet.com. (TM) The company continues to develop strategic alliances in domestic and foreign markets upon which it can capitalize as it moves into the new millennium.

OPERATING PLAN FOR NEXT 12 MONTHS:

During the next twelve months the Company's first area of business efforts and emphasis will focus on the upgrading of its technology to tie together existing Internet capabilities, the websites used by the Company and to integrate new technologies. The Company will also focus on the integration of its three newly-developed services: CastnetBabies.com, CastnetRealPeople.com, and CastnetExtras.com, along with its core services already being provided to the entertainment community.

CastnetBabies.com will emphasize casting opportunities to parents who want their children to appear in commercials as child actors.

CastnetRealPeople.com will provide services and market to people who desire the opportunity to serve in bit parts or as extras, such as in crowd scenes in film or television. This area will not necessarily require any prior acting training or experience for a person to qualify.

CastnetExtras.com will extend the internet wih real-time communication concept for the entertainment industry to actors with credits or aspiring actors who want to make their services available as extras. This area will require at least some acting training or experience.

In the second area of emphasis, the Company will also strive to develop strategic relationships with trade and other organizations important to or having influence in the entertainment industry, with those relationships designed to drive subscribership and hopefully improve the Company's revenue stream.

The third area of emphasis and concern will be the need for the Company to restructure outstanding debt and eliminate as many litigation claims as possible which presently cause a serious threat to its existence.

The fourth area of emphasis will be on development of an integrated and scalable marketing campaign. Initial steps have been taken to source and form a relationship with an agency capable of meeting the Company's needs while working with its limited capital resources. The agency or firm undertaking development of the marketing campaign is expected to address all of the Company's image and branding concerns and liaison with its website developers to define and achieve common objectives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this filing. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this filing, particularly in "Risk Factors".

RESULTS OF OPERATIONS-YEAR ENDED DECEMBER 31, 1999 vs. 1998

THE ENTERTAINMENT INTERNET, INC.

Revenues

Revenues consist of subscriber fees for Castnet.com services and the minimal income derived from advertising revenue (e.g., banner advertisements appearing on the Castnet.com websites for cash revenue, where the advertising plan has not been fully framed or implemented). Subscribers pay a fee in advance for access to the Castnet.com websites for an extended period of time, generally twelve months. The fees are pro-rated and recorded as revenue over the period of time of the subscription. Revenue for Internet access and web page development has been reallocated to Loss from Discontinued Operations.

For the year ended December 31, 1999, revenues of $779,528 increased by $197,973, or 34%, as compared to revenues of $51,555 for the year ended December 31, 1998. This was primarily the result of renewal of prior year subscriptions and new management policies begun in the second quarter of 1999. The price of membership was gradually reduced in 1999. This stimulated subscriptions in an amount which more than compensated for the price reduction and therefore increased revenue. Also, establishment of new markets in Chicago, Las Vegas and San Francisco additionally increased revenue. With new management in 1999 and implementation of management's plans in 2000, the Company expects to increase revenue in the future.

Gross profit

Gross profit is calculated as revenues less the cost of sales, which consists primarily of the cost of maintaining the Castnet.com Internet services and technological infrastructure. These costs are telephone access, software and hardware maintenance and depreciation of equipment. For the year ended December 31, 1999, gross profit of $87,155 decreased by $119,246, or 58%, as compared to gross profit of $206,401 for the year ended December 31, 1998.

Gross margin decreased by approximately 24% for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The decrease can be attributed to replacement of the Company's telephone system, the charges associated with expanded telephone access provided to subscribers in different areas, increase usage of the Company's toll-free (WATS) lines, significant upgrades to software and equipment (including Year 2000 upgrades), servicing of equipment, and the replacement of computer equipment used support sales and the Castnet.com websites. Management expects the gross margin to remain stable or increase in the future. Any forecast increase in gross margin is expected to be derived from consolidation efforts and application of the efforts of new management.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the year ended December 31, 1999, SG&A of $3,089,479 increased by $1,285,552, or 71%, as compared to SG&A expenses of $1,803,927 for the year ended December 31, 1998. Much of the increase in SG&A expenses for 1999 can be attributed to the costs and fees associated with a merger transaction, the legal expenses incurred for and resulting from that transaction, executive compensation and Board of Director fees. SG&A expenses attributable solely to TEI were $1,579,144, while SG&A expenses for OMNI were $1,454,153 (this represents a favorable change from OMNI's 1998 SG&A expenses of $2,072,702, or a decrease of approximately 29%, primarily attributable to efficiency and consolidation efforts undertaken by management during the third and fourth quarters of 1999). The Company views the merger-related expenses as "one time expenses," and does not expect such expenditures in the future; as a result, the Company expects SG&A expenses to be reduced during Year 2000.


RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 1998 vs 1997

ONLY MULTIMEDIA NETWORK, INC.

Revenues

Revenues consist of subscriber fees for Castnet.com services. Subscribers pay a fee in advance for an extended period of time, generally twelve months. The fees are prorated and recorded as revenue over that period of time. For the nine months ended December 31, 1998, revenues of $581,555 increased by $489,623, or 533%, as compared to revenues of $91,932 for the year ended December 31, 1997. A new marketing strategy, including seminars for Casting Directors and Actors in addition to expansion of the data base, brought in more paid subscriptions for membership. This had the desired effect, causing more Casting Directors to use the service and more actors to purchase memberships.

Gross profit

Gross profit is calculated as revenues less the cost of sales, which consists of the cost of providing telephone access, maintaining the software and hardware, depreciation of equipment, promotion and commissions. For the year ended December 31, 1998, gross profit of $206,401 increased by $223,273, or 222%, as compared to gross loss of $16,872 for the year ended December 31, 1997. The period from October of 1996 through the summer of 1997 was the development stage of Castnet.com, where free usage was provided to Casting Directors to stimulate interest on the part of actors, therefore incurring a negative gross profit. Gross margin increased by 53% as the development phase came to an end and paid sales increased.

Selling, General and Administrative

Selling, General and administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. For the year ended December 31, 1998, SG&A expenses of $1,807,668 increased by $155,522, or 9%, as compared to SG&A expenses of $1,652,146 for the year ended December 31, 1997. Retirement of obsolete fixed assets of approximately fifty-three thousand dollars ($53,000) contributed to the increase in expenses. In addition, marketing expense increased by approximately sixty-five thousand dollars ($65,000).


LIQUIDITY AND CAPITAL RESOURCES

The Company presently does not have enough operating capital and projected income to sustain its operations. In this regard, the fourth area of concern for the next twelve months operations, is to secure commitments for capital in the minimum amount of $4 Million, which should be sufficient for the remaining portion of twelve months of operations.

EINI financed its operations primarily through the sale of its securities and issuance of debt instruments. In this regard, the Company finalized two significant financing agreements (ongoing debt transactions) in July, 1999, as follows:

The Company entered into promissory note and finance agreements with Windsor Capital Fund VI and Packard Capital, Ltd. which provide for receipt of funds by The Entertainment Internet, Inc. in exchange for interest bearing obligations (at 6%) interest, convertible to stock at a rate equivalent to a forty percent (40%) discount from the lowest trading rate of the company's openly traded stock (redeemable by the Company at any time during a one-year period upon payment of principal and interest); the discount rate is applied to compensate for the restricted nature of the stock, issued pursuant to Rule 144.

The Company also obtained a line of credit for future expansion and growth (see press release); the line of credit is restricted and may not be used for liquidation of prior-incurred debt or resolution of creditor claims.

A full discussion of capital raised or securities issued by the Company pursuant to offerings deemed to be exempt from registration is set forth in Item 10, below.

Sources of Opportunities

The Company does not currently have any material commitments for the funding of its capital expenditures other than a line of credit restricted for expansion and future growth. The Company anticipates, however, that it will experience a substantial increase in capital expenditures and lease commitments consistent with its anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. The Entertainment Internet, Inc. anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. The Company believes that its existing cash will not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the coming months.

The Company contemplates the need to enter into a lease agreement for an ATM Internet system from Pacific Bell with costs approximately the same as presently incurred for dial-up services provided by the same carrier. The intent of the ATM agreement is to provide greater bandwidth for Internet services while eliminating costly dial-up and measured-rate services currently used. The Company believes this service will not constitute a material expenditure it is not already experiencing.

Further, assuming the Company does experience its anticipated growth, and there is no assurance it will, the Company will need to seek and rent additional executive office and administrative/operations space. There are no commitments for such additional rented space.

Foreign markets. The Company anticipates use of the Castnet.com services in foreign countries over an extended period of time. It is currently analyzing the methods and means by which it can expand into foreign markets, the sequence or priority of which foreign markets to exploit to its benefit, and costs and capital needs associated with such expansion plans. The Company has not formalized any plan to begin operations in any foreign country.

Revenue  sources.   The  Company  derives  revenue  in  two  ways:  Through  its
Castnet.com(TM) web-sites, the company charges actors for access to the electronic community created by it. The company also derives minimal revenue from advertisements placed on the Castnet.com(TM) websites. The Company has not fully implemented its plans to develop a revenue stream from advertisements included on its websites. The company is currently evaluating plans to isolate several services offered, such as print communications routing and computer technical support, and to transform them into profit centers for the company.

By using the term "profit center," the Company means, that in order to ensure that any service or product provided by the Company would be, when isolated, a profitable venture. By way of example, if the Company were to provide print communications routing as referenced above, the "profit center" evaluation would be employed and analyzed by management and any third party experts needed, which would allow management to determine whether the proposed service would, if standing alone as a business, serve as a profitable venture.

The successful execution of the Company's initial interactive system, Castnet.com(TM), brought the Company a strong cash flow system which charges an all-inclusive annual fee for access to the system created by it. The Castnet.com(TM) portal is currently being used by casting directors and talent agents in Hollywood to submit actors and actresses for a wide variety of roles in movies and television. The Castnet.com(TM) portal is set up so that it may be tailored for the actor/actress, through inclusion of a variety of elements including, but not limited to, audio tracks and video segments. The Company feels its real-time communication services represent the future of casting and believes the results of its actions are rapidly being recognized as useful to the industry.

The Castnet.com(TM) portal allows aspiring actors, actors, agents and casting directors to communicate with each other on a confidential basis on a moment's notice. An enormously important part of the Castnet.com(TM) environment is the efficient facilitation of unrecognized talent. The Company intends to vigorously promote these services in the entertainment industry. Two industry unions have praised the Company for its efforts in expanding the visibility of the personnel portion of the industry. The Castnet.com(TM) system has further refinements and offerings planned, including, but not limited to, integrated Castnet.com(TM) sites and services for managers, producers, production crew, location scouts, property owners, and voice talent. By expanding services to all strata of the industry, the Company feels it will impact the industry in ways which will greatly expand revenues. The Company feels that the design, depth and sophistication of its products provides it with the ability to expand into all areas of the entertainment industry.

In addition to this market penetration, the Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's directors or major shareholders, in accomplishing the business purposes of the Company. Such efforts by these persons may include: joining industry guilds or associations to promote the visibility of the Company; scouting and recruiting possible directors, management or key personnel as the Company expands; locating and introducing key financing or banking sources or contacts for the Company. Such services would be voluntary, unless the Board of Directors or management approves and agrees otherwise on a case-by-case basis. The Company generally does not intend to compensate directors or major shareholders for such activities on behalf of the Company. Since the time of this initial filing, the Company developed an association with the Producers Guild of America (see Exhibit __, press release); this association did not and is not expected to result in a material change to results of operations, although the Company feels the association will aid in identifying it as a qualified, reputable service provider recognized by the entertainment industry.

The Company may use outside consultants or advisors, other than the Company's legal counsel and accountants, to effectuate its business purposes described herein. If the Company does retain such outside consultants or advisors, any cash fee earned by such parties will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. Outside legal counsel was consulted regarding the proposed merger with First Miracle, as well as the prior acquisition of OMNI.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 or more transaction. Management has adopted a policy that such a finder's fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any product which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities in the Company's industry will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

     1.   the available technical, financial and managerial resources

     2.   working capital and other financial requirements

     3.   history of operation, if any

     4.   prospects for the future

     5.   present and expected competition

     6. the quality and experience of management services which may be available and the depth of that management

     7.   the potential for further research, development or exploration

     8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company

     9.   the potential for growth of expansion

     10.  the potential for profit

     11. the perceived public recognition or acceptance of products, services or trades

     12.  name recognition

Company management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The process of combining or associating with other business opportunities is controlled by the board of directors, which will evaluate a potential combination following presentation by directors or employees of the Company. The process will follow a defined course, which is: identification of the entity with which a combination may be sought; research of the entity's current market position and financial health; review of additional available due diligence information; discussion among board members; and, assuming a favorable review, further action to open negotiations.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

ACQUISITION OF OPPORTUNITIES

In expanding the Company's strategic position, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under applicable Sections of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company would participate in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

The Company has not, so far, realized any opportunities for business combinations. This aspect of the Company's business operations is informal at this stage of the Company's development, and has not been organized in any systematic way or formally stated as a part of the Company's policy.

COMPETITION

The Company will be in direct competition with many entities in its efforts to manage, market and expand its present CastNet.com system and in efforts to locate suitable business opportunities in the industry. Included in this competition will be other casting companies, Internet companies, as well as business development companies, venture capital companies, venture capital affiliates and investment bankers. Many of these entities will possess greater financial resources and may be able to assume greater risks than those the Company, with its limited capital, could consider.

YEAR 2000 COMPLIANCE

The year 2000 risk is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

Since the time of this initial filing, the critical date for year 2000 risks passed without incident; it does not appear that the Company will be materially affected by year 2000 risks.

Based upon an internal assessment, The Entertainment Internet, Inc believes that its software programs, both those developed internally and purchased from material outside vendors, are year 2000 compliant. The Entertainment Internet, Inc. began assessing its state of year 2000 readiness during or before July, 1999; this included reviewing the year 2000 compliance of the following:

     o The Entertainment Internet Inc.'s internally developed proprietary software incorporated into CastNet.com services

     o    Third party software vendors

     o    Third party hardware vendors

The  Entertainment  Internet.  Inc.  will  continue  to require  its  vendors of material hardware and software to provide assurances of their year 2000 compliance.

To date, The Entertainment Internet, Inc. has incurred significant expenses in identifying and evaluating year 2000 compliance issues. Most of the Company's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in evaluation of the year 2000 compliance matters. At this time, the Company does not possess the information necessary to estimate the potential costs of future revisions to software relating to the CastNet.com network and web-site should further revisions be required. Neither does the Company possess the necessary information to evaluate whether the replacement of third-party software, hardware, or services (if any) are mandated because they are non-year 2000 compliant. Although EINI believes that its software programs, both those developed internally and those purchased from outside vendors, are either already year 2000 compliant or will be within a reasonable time, failure to identify non year 2000 compliant software could have a material and adverse effect on the company's business, results of operations, and financial condition.

The Company is not currently aware of any significant year 2000 compliance problems relating to the CastNet.com service or other software systems that would have a material and adverse effect on business, results of operations, and financial condition. However, there can be no assurance that the company will not discover year 2000 compliance problems in its proprietary software or in other third-party software that might require a substantial investment to correct. The Company's potential inability to fix such hardware or software on a timely basis could result in lost revenues, increased operating costs, and other business interruptions, any of which could have a material and adverse effect on the company's business, results of operations, and financial condition.

Failure to adequately address year 2000 compliance issues in the Company's proprietary software or third-party software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be year 2000 compliant. The failure by these entities to be year 2000 compliant could result in a systemic failure beyond EINI's control including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from providing subscribers access to the CastNet.com services. Such failure would have a material and adverse effect on the company's business, results of operation, and financial condition.

Contingency Plan

Although the Company continues to evaluate its software for possible year 2000 compliance issues, the company believes that its software programs (both those developed internally and purchased from material outside vendors), are already year 2000 or will be within a reasonable time. Therefore, the Company does not have a formal contingency plan for a major Year 2000 problem. The Company's inability to locate or correct a significant year 2000 problem, if one exists, could result in an interruption in or a failure of certain normal business activities or operations. Additionally, Year 2000 problems may affect subsystems of the Company's network and such failure could cause CastNet.com subscribers to seek alternate providers for casting submissions service. This could require the Company to incur significant unanticipated expenses to remedy and could divert the Company management's time and attention, either of which could have a material and adverse effect on business, results of operations and financial condition.

To date the Company has not experienced any problems resulting from Year 2000 computer issues; any such issues were resolved prior to January 1, 2000.



REGULATION AND TAXATION

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of other industry enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.


Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors, but may be removed by a vote of the shareholders holding a majority of shares outstanding and entitled to vote.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The directors and executive officers of the Company as of the date of this report are:


    Name/Address                              Age      Position
    ------------                              ---      --------
    Michael Jay Solomon                        62      Chairman/Director, CEO,
    130 S. El Camino Drive                             President, Treasurer
    Beverly Hills, CA 90218

    Jeremy Schuster                            36      Chief Operating Officer/
    5757 Wilshire Blvd. Suite 124                      Director
    Los Angeles, CA 90036

    Roland Joffe                               54      Director
    2854 Roscomare Road
    Los Angeles, CA 90077

    Marion Dougherty                           76      Director
    c/o Gary S. Kleinman Acctg. Corp.
    10340 Santa Monica Blvd.
    Los Angeles, CA 90025

    Name/Address                              Age      Position
    ------------                              ---      --------
    James Zelloe                               40      Director
    7601 Lewinsville Road, #250
    McLean, VA 22102

    Thom Mount                                 51      Director
    6363 Sunset Blvd.
    Los Angeles, CA 90028

    Marilyn Foster Staubitz                    34      Director
    5757 Wilshire Blvd., Suite 124
    Los Angeles, CA 90036


MICHAEL JAY SOLOMON - Chairman, CEO, President, Treasurer & Director

Michael Jay Solomon was elected Chairman, CEO and, President on December 27, 1999, effective January 1, 2000. His term as director is one year or until the next election of directors. Mr. Solomon has over forty years experience in the motion picture/television production and distribution/marketing business. He began his career in 1956 with United Artists and eventually became one of the most knowledgeable film and television marketers in the world. He founded Telepictures Corporation in 1978, which merged with Lorimar in 1985; this company produced such television hit programs as Dallas, Falcon Crest, Knot's Landing, and many more. When Lorimar Telepictures was acquired by Warner Bros. In 1989, Mr. Solomon became President of Warner Bros. International Television. Mr. Solomon founded Telepictures Corporation in 1978 where he was Chairman and CEO, which merged with Lorimar in 1985 of which he became President of Lorimar-Telepictures.

Mr. Solomon is an owner of Channel 11 in Peru, and Iguana Productions, which produces 520 hours of telenovelas (soaps). He is chairman of MAXX International, Inc., a multimedia entertainment company that is publicly traded. Mr. Solomon is a native of New York. He was educated at Boston's Emerson College, and New York University's Evening School of Commerce (Stern School of Business); he was awarded an honorary Doctor of Law degree from Emerson College.

Mr. Solomon is required to devote an estimated 51% of his time to the Company. His current term as a member of the board of directors will expire at the next annual shareholders meeting anticipated to be held on August 5, 2000, or as soon thereafter as practical. It is Mr. Solomon's belief that his positions with other companies does not offer a conflict of interest, in that those companies do not compete with the Company's business.

JEREMY SCHUSTER - Chief Operating Officer/Director

Jeremy Schuster was elected Director on August 5, 1999 and executed an employment agreement providing for his services as Chief Operating Officer, effective November 25, 1999 through December 31, 2003. His term as director is for one year or until the next election of directors by shareholders following the expiration of the one year term. Mr. Schuster is an attorney who pioneered the concept of the "mobile law office," bringing computers onsite and onto the set for film productions in the early 1990's. He has a strong background in business and the entertainment industry, and has represented a wide variety of talent in film and television as legal counsel.

Mr. Schuster's client list includes the multimedia personalities that recently formed Dragon's Lair, LLC - Don Bluth, Rick Dyer, and David Foster. Mr. Schuster has also served as production counsel for independent film companies and currently maintains an active bi-coastal state and Federal court litigation practice, while representing corporations including Virtual Image Productions, Inc., TVNext.com, Inc., and Texas.com, LLC. Mr. Schuster also currently serves on the Board of Directors of Virtual Image Productions, Inc.

Mr. Schuster graduated from Rochester Institute of Technology in 1986 with Associate of Applied Science and Bachelor of Science degrees. He thereafter received a Juris Doctor from Suffolk University School of Law. Mr. Schuster is a member of the Orange County Peace Officers Association, the National Notary Association, and the National Association of Flight Instructors.

For the past five years he has been employed as an attorney at law under the firm name of Schuster & Associates. He was elected as a director on August 5, 1999; his current term expires at the annual shareholders meeting anticipated to be held on August 5, 2000, or as soon thereafter as practical.

Mr. Schuster was recently appointed a director of Sector Communications, Inc. ("Sector"), a holding company that holds telecommunications concerns; Sector is publicly traded (OTCBB symbol: SECT). Sector does not compete with the Company's business. Mr. Schuster is also counsel and provides legal services to a number of "dot com" companies (specifically including TVNext.com, a New Jersey and Delaware company, which is currently developing interactive television and broadcast programs, and Texas.com, which serves as a central resource or portal for vendors servicing Texas visitors, conventions, etc.), none of which compete with the Company.

ROLAND JOFFE - Director

Roland Joffe was elected as a director as of the effective date of the OMNI merger, which was March 22, 1999; his current term expires on March 22, 2000 or at the next meeting of shareholders at which directors are elected. Mr. Joffe is a noted filmmaker whose Academy Award winning films include "The Killing Fields"
(1984), which won a total of three Academy Awards and seven British awards, including "Best Picture," and "The Mission" (1986).

Mr. Joffe currently is the executive producer of a groundbreaking new MTV series, "MTV's Undressed," while his most recent feature film directing credit was the 1999 thriller "Goodbye Lover," starring Don Johnson, Ellen DeGeneres, and Dermot Mulroney. Mr. Joffe entered television at the BBC as a trainee director, working his way up to directing Britain's most successful TV soap opera, "Coronation Street," as well as segments of the current affairs program "On the Line," and the documentary feature "ANA." Mr. Joffe also helmed a 13-part TV series, "The Stars Look Down," which received great acclaim.

In 1987, Mr. Joffe formed the Los Angeles-based film production company, Lightmotive. Lightmotive produced a number of feature films, as well as a broad range of television, and introduced Harrods of London to the Home Shopping Network.

Mr. Joffe graduated with a Bachelor of Arts in English and Drama from Manchester University. For the past five years he has been employed as chairman and chief executive officer of Lightmotive, Inc. Mr. Joffe does not have any involvement with any company competing with the Company, and therefore believes there are no conflicts of interest.

MARION DOUGHERTY - Director

Marion Dougherty was elected Director as of the effective date of the OMNI merger, which was March 22, 1999; her current term expires on March 22, 2000 or at the next meeting of shareholders at which directors are elected. Ms. Dougherty, senior vice president of talent at Warner Brothers, is considered to be the "grand dame" of casting. Her first generation of young female assistants in the 1950's, Juliet Taylor and Wally Nicit, went on to become the next rank of top movie casting directors as well as tutors who passed on their techniques to their own assistants. In the process, Ms. Dougherty virtually invented the modern casting process and made it a female-dominated field.

Ms. Dougherty gave James Dean and Warren Beatty their first speaking parts during this time, and has been instrumental in helping launch the careers of other actors such as Robert Redford, Al Pacino, Robert Duvall, Dustin Hoffman, and Martin Sheen. In 1964, Dougherty launched one of the country's first independent casting offices.

Ms. Dougherty has cast over 50 motion pictures, including "Lethal Weapon 4," "Midnight Cowboy," "Taxi Driver," "Batman Returns," "Conspiracy Theory," and "Bananas."

For the past five years she has been employed as a senior vice president at Warner Brothers.. Ms. Dougherty has no involvement with any company competing with the Company, and therefore believes she has no conflicts of interest.

JAMES T. ZELLOE - Director

Mr. James Zelloe was elected as a director on August 5, 1999; his current term expires at the annual shareholders meeting anticipated to be held on or about August 5, 2000, or as soon thereafter as practical. Mr. Zelloe is an attorney licensed in Virginia and Washington, D.C. He received a Bachelor of Science in Business Administration and Economics in 1981 and was enrolled in a joint Masters of Arts/Juris Doctor degree program at Catholic University thereafter. Mr. Zelloe received his Juris Doctor degree from Catholic University Columbus School of Law in 1984. He has lectured and been a teaching assistant at Catholic University's Economics Department from 1982-1984. Mr. Zelloe is a member of the Virginia Bar Association, the Fairfax Bar Association, and the D.C. Bar. He is also a member of the Association of Trial Lawyers of America, of Phi Kappa Phi Honor Society, and of Omicron Delta Epsilon, an Economics Honors Society. Mr. Zelloe has been practicing law since graduating from law school in 1984.

For the past five years he has been employed as an attorney at law by the firm of Kunnirickal & Zelloe.

Mr. Zelloe has been appointed a director of Sector Communications, Inc.("Sector"), a holding company that holds telecommunications concerns, and which is publicly traded (OTC BB symbol: SECT). Sector does not compete with the Company; he believes he has no conflicts of interest.

THOM MOUNT - Director

Thom Mount was elected as a director on August 1, 1998; his current term expires on August 1, 1999 or at the next meeting of shareholders at which directors are elected. In 1974, at age 26, Mr. Mount became President of Universal Pictures. At that time, Time Magazine and New York Magazine dubbed him a "baby mogul."

Mr. Mount holds a Bachelor of Arts degree from Bard College, and he graduated with a Master of Fine Arts degree from the California Institute for the Arts in 1972. During his tenure at Universal, he launched such talents as Sean Penn, Steve Martin, John Landis, Bill Murray, John Candy, Dan Akroyd, and Jonathan Demme. He was responsible for such films as "Car Wash," "Coal Miner's Daughter," "The Jerk," "Animal House," "Smokey and the Bandit," "The Deer Hunter," and "The Blues Brothers," among others.

Since leaving Universal, Mr. Mount founded the Mount Company. He has produced fifteen films, including "Bull Durham," "Tequila Sunrise," "Frantic," "Can't Buy Me Love," and Roman Polanski's "Death and the Maiden." Most recently, he produced Sidney Lumet's "Night Falls on Manhattan." Mr. Mount currently serves as the president of the Producers Guild of America.

For the past five years he has been employed as president of The Mount Company. Mr. Mount is not involved with any company competing with the Company; he believes he has no conflicts of interest.

MARILYN FOSTER STAUBITZ - Director.

Ms. Marilyn Staubitz was elected as a director on August 5, 1999; her current term expires at the annual shareholders meeting anticipated to be held on August 5, 2000, or as soon thereafter as practical. Ms. Marilyn Staubitz received a Bachelor of Science and a Bachelor of Arts degree from Western New England College in 1987. She has worked for Packard Capital Ltd. for the past six years in the capacity of an executive assistant; previous to that she was employed by Citicorp in Boston, Massachusetts and by Sekisui America in California. She does not participate in any other business ventures in which other officers or directors participate, other than acting as a shareholder of Sector Communications, Inc., which does not compete with the Company's business; she believes she has no conflicts of interest.

The Company knows of no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has established a Compensation Committee.

CONFLICTS OF INTEREST

The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Mr. Schuster renders legal services to Mr. Hadid, a former member of the board of directors of the Company, as well as to the Company, from time to time. Mr. Schuster also renders services to Mark Dilullo, a consultant to the Company, from time to time.

Any other matters relating to potential conflicts of interest respecting the officers or directors, are set forth above, in Item 9.

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1934 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.


Item  10.      Executive Compensation

                                Annual Compensation                                   Long Term Compensation
                      ----------------------------------------------     ------------------------------------------------
(a)                   (b)       (c)           (d)           (e)            (f)            g)       (h)         (i)
                                                             Other        Restricted
                                                             Annual         Stock      Options     LTIP        All Other
Position              Year      Salary ($)    Bonuses($)   Compensation     Awards       SARs    Payouts ($)  Compensation
--------              ----      ----------    ----------   ------------  ----------    -------   -----------  ------------

TO BE FILED BY AMENDMENT

For fiscal 2000, the Company has entered into employment agreements with key executives on the terms described below:

MICHAEL SOLOMON. The Company entered into an employment agreement "CEO Agreement") with Mr. Solomon providing for his services as Chairman of the Board of Directors and Chief Executive Officer effective January 1, 2000 through December 31, 2003. Pursuant to the CEO Agreement, Mr. Solomon is to receive an annual salary of $250,000. As consideration for execution of the CEO Agreement, Mr. Solomon is to receive 850,000 shares plus 850,000 warrants or options to purchase shares, which have not, as of the date of this report, been issued.

The CEO Agreement also includes performance-based incentives which grant up to 1,400,000 shares in "one-time" bonuses (tied to achievement of specified stock prices), and up to 300,000 shares as part of a recurrent bonus plan. The CEO agreement provides for reimbursement of 50% of the salary paid to Mr. Solomon's assistant, benefits for his assistant, and reimbursement of expenses, including medical and dental insurance. Mr. Solomon may be granted additional bonuses or shares at the discretion of the Board of Directors. The agreement provides for conversion of any whole or portion of the Corporation's debt from the CEO Agreement to be converted to stock or options. The CEO Agreement includes a favored nations clause that applies to compensation and benefits. The CEO Agreement includes provisions for mandatory use of alternative dispute resolution procedures. The CEO Agreement may be terminated by Mr. Solomon by written notice to the Company, effective 10 days from the date of deposit in the U.S. mail; the Company may also terminate the agreement with or without cause, subject to specific contractual provisions.

Mr. Solomon has not received any salary or stock from the CEO Agreement as of the date of this report.

JEREMY SCHUSTER. The Company entered into an employment agreement ("COO Agreement") with Mr. Schuster providing for his services as Chief Operating Officer effective November 25, 1999 through December 31, 2003. Pursuant to the COO Agreement, Mr. Schuster is to receive an annual salary of 200,000. As consideration for execution of the COO Agreement, Mr. Schuster is to receive warrants or options to purchase 100,000 shares on a favored nations basis, which have not, as of the date of this filing, been issued. The COO Agreement provides for a salaried assistant, a vehicle allowance (or for the Corporation to provide a vehicle), and reimbursement of expenses, including medical and dental insurance. The COO Agreement contains a change in control clause which allows a majority of the Board of Directors or Mr. Schuster to sever the agreement following a change in control or the composition of the Board of Directors; exercise of such provision requires the Corporation to pay an amount equivalent to the compensation and benefits that would otherwise be due Mr. Schuster under this Agreement for the period extending from the date of election through the expiration of one year thereafter. The agreement provides for conversion of any whole or portion of the Corporation's debt from the COO Agreement to be converted to stock in the same manner provided to other directors or promissory note holders. The COO Agreement includes a favored nations clause that applies to compensation and benefits, as well as other aspects of the Agreement. The Agreement includes provisions for mandatory use of alternative dispute resolution procedures. The COO Agreement is separate from any attorney-client agreement; no attorney services are required to be provided under the COO Agreement.

Mr. Schuster has not received any salary or stock from the COO Agreement as of the date of this report.


COMPENSATION TO DIRECTORS

The following grants of common stock and stock options to purchase common stock were made to directors of the Company during fiscal 1999.


                       Common Stock                  Stock Options Granted
                       -------------   -----------------------------------------
                                             No of Shares
Director               No. of     Date of      Underlying  Exercise  Expiration
                       Shares      Grant        Options     Price        Date
                     ---------    --------   ------------  --------  ----------

Mohamed Hadid (1)    1,000,000     8/16/99     1,000,000*   $1.00      8/16/09

Marion Dougherty       100,000     7/31/99       100,000*   $1.00      7/31/09

Marilyn Foster         25,000      7/31/99        25,000*   $1.00      7/31/09

Roland Joffe           100,000     7/31/99       100,000*   $1.00      7/31/09

Jean Claude Van        500,000     7/31/99       500,000*   $1.00      7/31/09
Damme(2)

Jeremy Schuster(3)     75,000      7/31/99       75,000*    $1.00      7/31/09

James Zelloe           50,000      7/31/99       50,000*    $1.00      7/31/09

----------------------
* The paperwork for the option agreements has not been completed as of the date of this report.

(1) Following his resignation as interim Chairman during December, 1999, the stock and options granted by the Company have been returned to the Company by Mr. Hadid, but have not been canceled as of the date of this report.

(2) Shares are held in the name of JCVD Productions, Inc. On March 21, 1999,_Mr. Van Damme resigned as a director. The Company has requested the return of the stock and options granted in 1999.

(3) Mr. Schuster has also received compensation for legal services provided to the Company during 1999 (see Item 12 "Certain Relationships and Related Transactions").

EMPLOYEE STOCK OPTION PLAN

The Company adopted an employee stock option plan (the "Stock Option Plan") with an effective date of March 1, 1999 and an expiration date of February 28, 2009, which is administered by the Stock Option Committee, which recorded the results of three meetings held during 1999:

In the June 1999 meeting, the employment agreements of key personnel Thom Mount and Paul Kessler were approved; under these agreements, these key employees would each receive 1,000,000 share options, vesting in 1/3 increments during a three year period. Mr. Kessler left the Company's employ after the first year and failed to exercise his options within three months after cessation of employment, as required by the Stock Option Plan. As a result, his options were canceled.

In the July 1999 meeting, five key personnel were granted a total of 180,000 share options at $1.25 each. These options were principally intended to compensate personnel for prior services rendered; the agreements provide for vesting over a number of years, however, in what is often termed a "golden handcuff" for key employees.

In the November 1999 meeting of the Company's Stock Option Committee, fifteen personnel were granted a total of 102,500 share options, subject to final approval by the Compensation Committee Chairman. 20,000 of these share options were granted at $1.00 each, and the remaining 82,500 share options were granted at $1.25 each. These options were also principally intended to compensate personnel for prior services rendered, with the agreements providing for vesting of the options over a number of years in a "golden handcuff" for key employees.

The Company expects to offer options to several additional employees in an effort to retain their special skills, abilities, and services. In any event, additional share options must be granted as a result of certain employment agreements.

The Company's Stock Option Plan provides for reservation of 3,000,000 common shares for use in the Stock Option Plan. Approximately 1,505,325 share options may be converted from OMNI to EINI options or may be administered through EINI pursuant to the pre-existing Only Multimedia Incorporated Stock Option Plan.


The foregoing transactions were not arms-length.


No retirement, pension, profit sharing, or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth each person known to the Company, as of March 1, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group.

Except as noted, each person has sole voting and investment power with respect to the shares shown.


                                                       Shares
  Title of                                           Beneficially   Percentage
   Class       Name/Address of Owner                   Owned        Ownership(1)
   -----       ---------------------                   -----        ------------

  Common       CEDE & Co.                             9,300,380      19.29%
               P.O. Box 222 Bowling Green
                Station
               New York, NY 10274

  Common       Packard Capital Limited                8,671,053      17.98%
               1350 Beverly Road #115-339
               McLean, VA 22101

  Common       Windsor Capital Fund VI                6,597,222      13.68%
               129 Front Street
               PH Suite
               Hamilton HM 12 Bermuda

  Common       Bristol Asset Management, LLC          5,623,870      11.67%
               1801 Century Park East
               Suite 1131
               Los Angeles, CA 90067


  Common       Paul Kessler                           4,686,261       9.72%
               1801 Century Park East
               Suite 1131
               Los Angeles, CA 90067

  Common       Marion Dougherty                        100,000          *
               c/o Gary S. Kleinman Acctg. Corp.
               10340 Santa Monica Blvd.
               Los Angeles, CA 90025

  Common       Marilyn Foster Staubitz                  25,000          *
               5757 Wilshire Blvd., Suite 124
               Los Angeles, CA 90036

                                                       Shares
  Title of                                           Beneficially   Percentage
   Class       Name/Address of Owner                   Owned        Ownership(1)
   -----       ---------------------                   -----        ------------

  Common       Michael Jay Solomon                        0             *
               130 S. El Camino Drive
               Beverly Hills, CA 90218

  Common       Roland Joffe                            100,000          *
               2854 Roscomare Road
               Los Angeles, CA 90077

  Common       Thomas Mount                            500,000          *
               6363 Sunset Blvd., 4th Floor
               Los Angeles, CA 90028

  Common       Jeremy Schuster                        718,129(2)        *
               5757 Wilshire Blvd., Suite 1800
               Los Angeles, CA 90036

  Common       James Zelloe                             50,000          *
               7601 Lewinsville Road, #250
               McLean, VA 22102

  Common       All officers and directors as a        1,493,129       3.10%
               group
               (7 individuals)

---------------------
* less than one percent.

(1) Percentage Ownership is based on 48,212,567 shares issued and outstanding as of March 1, 2000.

(2) Excludes 2,401,255 common restricted shares the Company issued to Chief Operating Officer and director, Jeremy G. Schuster. The Company has requested that Mr. Schuster forego a favorable provision for conversion of the Company's unpaid charges for legal services to stock; Mr. Schuster agreed to refrain from use of the conversion feature of his fee agreement and offered the Company a discounted settlement for fees, which is currently pending. Mr. Schuster presently has 718,126 shares in his possession, which were issued as noted in Item 10, Executive Compensation; the balance of 2,401,255 shares are being held by the Company pending satisfaction of a discounted settlement for fees for legal services rendered. If the Company pays Mr. Schuster as agreed and as scheduled, the 2,401,255 shares will be canceled.

Item  12.      Certain Relationships and Related Transactions


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jeremy Schuster, an officer and director of the Company since August, 1999, provided services as an outside counselor to the Corporation during 1999 pursuant to a reduced-rate fee agreement which provided for services to be billed at two hundred fifty dollars per hour, with provision for conversion of any unpaid balance to stock on the same terms provided to convertible promissory note holders. Services included litigation in Federal and state court, response to administrative proceedings, and general counsel to the Corporation. The Corporation earlier paid outside counsel rates in excess of four hundred dollars per hour and deemed the discounted, "no cash" arrangement beneficial. Mr. Schuster also was granted stock options as compensation for legal services.

On November 7, 1999, Mr. Schuster elected to convert the unpaid balance for his fees to stock. The Corporation, desiring to reserve the majority of the shares which would otherwise be issued to Mr. Schuster for the unpaid balance, negotiated with Mr. Schuster for a further reduction in the hourly billing rate and forgiveness of a significant portion of its balance; Mr. Schuster agreed to accommodate the Corporation and entered into a settlement agreement which provided that the Corporation would issue the conversion shares and hold them in trust, pending payment of the accrued fees over a four month period. The settlement affected billings to occur through December 31, 1999. Mr. Schuster is presently completing certain litigation assignments and requested the Corporation to assign any new litigation to outside counsel or third parties.


The Company's policy is that the Company will seek an acquisition or merger on fair market basis only. In any potential merger wherein company officers, directors, or principal shareholders, affiliates, or associates have interest, such interest shall be fully disclosed prior to merger.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-22:

          Report of Independent Auditor Merdinger, Fruchter, Rosen & Corso, Certified Public Accountants dated April 9, 2000.

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statement of Shareholders' Deficiency

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements


(a)(3)    The following exhibits are filed as part of this report:

Exhibit
Number                     Description
--------      -----------------------------
2.1 Plan of Merger by and among THE ENTERTAINMENT INTERNET, INC., and ONLY MULTIMEDIA NETWORK INCORPORATED dated August 1, 1998 (A)

3.1       Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

3.2       ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

4.1 The Entertainment Internet, Inc. Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

10.2      Michael Solomon Employment Agreement (A)

27.1      Financial Data Schedule

          (A)  To be filed by amendment

(b)      Reports on Form 8-K

               An 8-K Report was filed in April 2000, to report that on December 27, 1999, the Board of Directors approved an increase in the authorized common stock of the corporation from 50 million shares common to 75 million shares common.

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS
THE ENTERTAINMENT INTERNET, INC.:

We  have  audited  the   accompanying   consolidated   balance   sheets  of  The
Entertainment Internet, Inc. as of December 31, 1999 and 1998, and the statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Entertainment Internet, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative cash flow from operations, its negative working capital and its default on certain debt raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                 MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                 Certified Public Accountants

New York, New York
April 9, 2000

                        THE ENTERTAINMENT INTERNET, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                               1999              1998
                                                            ------------    ------------
     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                               $     12,714    $      7,482
    Accounts receivable, net of allowance for
     doubtful accounts of $8,700 (1998)                              -            14,421
    Prepaid expenses                                             959,631             -
                                                            ------------    ------------
       Total Current Assets                                      972,345          21,903

FURNITURE AND EQUIPMENT, net                                     401,446         336,591

OTHER ASSETS                                                      11,228          14,247
                                                            ------------    ------------

       TOTAL ASSETS                                         $  1,385,019    $    372,741
                                                            ============    ============

     LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $  1,851,321    $  1,372,175
    Deferred revenue                                             256,103         387,782
    Advances from Affiliate                                          -           345,380
    Notes payable, current portion                                 4,000         546,362
    Debentures payable                                           437,000         484,500
    Notes payable shareholders - current portion                     -           200,000
    Convertible notes payable                                    274,000             -
    Obligations under capital lease - current portion             55,169          62,976
                                                            ------------    ------------
       Total Current Liabilities                               2,877,593       3,399,175

LONG-TERM LIABILITIES
    Notes payable shareholders, less current portion             500,453         325,453
    Convertible notes payable, less current portion                  -           152,500
    Obligations under capital lease, less current portion         38,680          84,062
                                                            ------------    ------------
       Total Liabilities                                       3,416,726       3,961,190
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)                               -               -

SHAREHOLDERS' DEFICIENCY
    Preferred stock, no par value, 1,000,000 shares
     authorized; 5,400 shares issued and outstanding           2,032,300       2,032,300
    Common stock, $0.001, 75,000,000 shares
     authorized; 44,581,978 and
     8,842,279 issued and outstanding                             44,582           8,842
    Additional paid-in-capital                                 6,677,486       1,524,281
    Accumulated deficit                                      (10,786,075)     (7,153,872)
                                                            ------------    ------------
       Total Shareholders' Deficiency                        ( 2,031,707)     (3,588,449)
                                                            ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS'
        DEFICIENCY                                          $  1,385,019    $    372,741
                                                            ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                                           December 31,
                                                  ----------------------------
                                                       1999             1998
                                                  ------------    ------------
REVENUE                                           $    779,528    $    581,555

COST OF REVENUE                                        692,373         375,154
                                                  ------------    ------------

GROSS PROFIT                                            87,155         206,401

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            3,089,478       1,803,927
                                                  ------------    ------------

       LOSS FROM OPERATIONS                         (3,002,323)     (1,597,526)

INTEREST EXPENSE                                       431,862         174,916
                                                   ------------    ------------

       LOSS BEFORE INCOME TAXES                     (3,434,185)     (1,772,442)

PROVISION FOR INCOME TAXES                                 -               -
                                                    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                     (3,434,185)     (1,772,442)

LOSS FROM DISCONTINUED OPERATIONS
    (net of applicable income tax effect of $0)            -        (  271,048)
                                                    ------------    ------------
NET LOSS                                            (3,434,185)     (2,043,490)

CUMULATIVE PREFERRED DIVIDENDS                      (  198,018)     (  198,018)
                                                   ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS'                                    $ (3,632,203)   $ (2,241,508)
                                                  ============    =============

LOSS PER SHARE - basic and diluted
    Loss from continuing operations               $      (0.16)   $      (0.40)
    Loss from discontinued operations             $        -      $      (0.06)
                                                  ------------    ------------
    Net loss                                      $      (0.16)   $      (0.46)
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - basic and diluted                    21,473,217       4,421,140
                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                                         Additional                      Total
                                          Preferred Stock         Common Stock            Paid in     Accumulated     Shareholders'
                                      Shares     Amount         Shares       Amount       Capital       Deficit        Deficiency
                                   ---------   ----------     ----------   --------     ----------   ------------     -------------


Balance at December 31, 1997           5,400    2,032,300      2,400,521      2,401        986,464    ( 4,912,364)     ( 1,891,199)

Issuance of common stock for:
 Conversion of convertible note
   payable                                 -            -      6,441,758      6,441        586,059          -              592,500

Cost related to convertible note
   payable                                 -            -              -          -     (   53,642)         -            (  53,642)

Warrants issued for compensation           -            -              -          -          5,400          -                5,400

Net loss                                                -              -          -                   ( 2,241,508)     ( 2,241,508)
                                   ---------   ----------     ----------   --------     ----------   ------------     -------------

Balance at December 31, 1998           5,400    2,032,300      8,842,279      8,842      1,524,281    ( 7,153,872)     ( 3,588,449)


Issuance of common stock for:
    Merger with Only Multimedia            -            -     14,077,145     14,077        479,636           -             493,713
    Conversion of notes payable            -            -     17,231,619     17,232      2,806,091           -           2,823,323
    Compensation for services              -            -      3,062,514      3,063      1,453,588           -           1,456,651
    Cash                                   -            -      1,368,421      1,368        326,890           -             328,258

Offering costs                             -            -              -          -       ( 74,000)          -           ( 74,000)

Warrants issued for services               -            -              -          -        161,000           -             161,000

Net loss                                   -            -              -          -             -     ( 3,632,203)    ( 3,632,203)
                                   ---------   ----------     ----------   --------     ----------   ------------     -------------
Balance at December 31, 1999           5,400   $2,032,300     44,581,978  $  44,582   $  6,677,486   $(10,786,075)   $( 2,031,707)
                                   =========   ==========     ==========  =========   =============  ============    =============



The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Year Ended
                                                                December 31,
                                                          1999             1998
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(3,632,203)   $(2,241,508)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         113,558        131,395
      Common stock issued for services                    1,456,651            -
      Stock warrants issued for services                     87,000          5,400
      (Gain) loss on disposal of assets                  (   14,125)        60,322
   Changes in assets and liabilities:
      (Increase) decrease
          Accounts receivable                                14,421         11,899
          Prepaid expenses                                   31,109          1,946
          Other assets                                        3,019         76,793
      Increase (decrease)
          Accounts payable and accrued expenses             694,316        648,198
          Deferred revenue                               (  131,679)       162,713
                                                        -----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES                 (1,377,933)    (1,142,842)
                                                        -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of furniture and equipment                 (   177,941)    (   64,962)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in book overdraft                            (    19,295)           -
  Advances from affiliate                                   199,888        345,380
  Proceeds from issuance of notes payable                                  100,000
  Payments for notes payable                            (   541,100)     (  58,586)
  Payments for debentures payable                                        (   9,000)
  Offering cost for convertible note                                     (  29,449)
  Proceeds from issuance of convertible notes payable                      745,000
  Proceeds from issuance of notes payable shareholder     1,632,891            -
  Payments under capital lease obligations              (    39,536)     (  53,622)
  Net proceeds from issuance of common stock                328,258            -
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,561,106      1,039,723
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                               5,232    (   168,081)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                   7,482        175,563
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $    12,714    $     7,482
                                                        ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     For the years ended December 31, 1999 and 1998, the Company paid in cash approximately $109,000 and $43,000, respectively, for interest, and paid no income taxes.


NON-CASH INVESTING AND FINANCING TRANSACTION

     For the years ended December 31, 1999 and 1998, the Company acquired equipment of $16,972 and $12,855, respectively, under capital lease obligations.

     During the years ended December 31, 1999 and 1998, the Company issued 1,658,055 and 6,441,758 shares of its common stock for conversion of notes payable at a conversion rate of $0.09 (as stipulated in the promissory notes).

     During the year ended December 31, 1999, the Company issued 15,573,564 shares of its common stock for the conversion of notes payable at various conversion rates for an aggregate amount of $1,404,785 and $1,241,888 in principal and interest, respectively. See the respective notes payable notes for further details of these conversions.

     During the year ended December 31, 1999, the Company issued 3,062,514 shares of its common stock for services rendered. The shares were valued at an aggregate amount of $1,456,651. Also, during the year ended December 31, 1999, the Company issued warrants to purchase 279,545 shares of the Company's common stock. The warrants were valued at an aggregate amount of $161,000. See Note 9 "Stock Warrants and Options" for further details regarding the fair value of these securities.







The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Line of Business
          ---------------------------------
          The Entertainment Internet, Inc. (the "Company") was a development stage company until its acquisition of an operating subsidiary, which is a provider of a range of Internet-related services to the entertainment community. In 1997, the Company began the operations of CastNet.com, a state-of-the-art application which enables casting directors and actors to exchange high-speed information within a closed "Intranet" and secured "Internet" system, providing instant electronic access to text, audio and video profiles of actors throughout the world. Prior to the start of CastNet.com, the Company's main focus was being an Internet service provider (see Note 11 - Discontinued Operations).

          Subsidiary
          ----------
          In March 1999, the Company formed The Entertainment Internet, Inc, a California corporation ("TEI-CAL"). TEI-CAL was formed to acquire and be the parent for Company's acquisition of Only Multimedia Network, Inc. ("OMNI"). See "Acquisition" for further details.

          Acquisition
          -----------
          In August 1998, the Company entered into an Agreement and Plan of Merger (the "Merger") with OMNI. The merger, which was effective on March 31, 1999, was structured so that TEI-CAL would be the acquirer of OMNI. Since the Company and its subsidiary had no operations prior to the merger, OMNI is the dominant operating company and the merger was in substance a reverse acquisition. Accordingly, the transaction has been treated for accounting purposes as a re-capitalization of OMNI and, therefore, the historical and continuing financial statement presentation will be a continuation of the legal subsidiary, TEI-CAL, not the Company, the legal parent.

          The exchange rate in the re-capitalization merger was one unit of the Company's specified securities for one unit of like kind securities of OMNI. The Company issued to TEI-CAL 8,852,279 shares of the Company's Common Stock, 5,400 shares of the Company's Preferred Stock and a certain number of warrants and options and convertible notes, which were convertible into 5,854,721 shares of the Company's Common Stock. TEI-CAL simultaneously exchanged on a one-for-one basis the securities for OMNI's Common Stock, Preferred Stock, warrants, options and convertible notes. Also, a certain individual is the majority shareholder of both the Parent and the Company.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Basis of Consolidation
          ----------------------
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TEI-CAL, and TEI-CAL's subsidiary, OMNI. Accordingly, all references herein to the Company include the consolidated results of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

          Basis of Presentation
          ---------------------
          As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations and a negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

          Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          o The Company is continuing to cut its operating overhead in order to reduce the amount of cash needed to fund operations.

               o Renegotiate debt instruments to reduce immediate payment obligations and extend the payment date for outstanding principal balances.

               o Structure arrangements for the provision of services by outside consultants and third party providers in a manner which reserves the cash flow of the Company, such as through agreements which require those consultants or service provider to take a portion of any agreed-upon fee in stock or stock options.

               o Acquire capital financing in the amount of 4 million dollars or more through a long-term debt instruments, short-term convertible notes, private placements or other sales of the Company's securities, as may be deemed appropriate by the Company's Board of Directors.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Reclassification
          ----------------
          Certain prior year amounts have been reclassified to conform to current year presentation.

          Concentration of Credit Risk
          ----------------------------
          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.

          Cash and Cash Equivalents
          -------------------------
          Cash equivalents generally include all highly liquid investments with original maturities of three months or less.

          Furniture and Equipment
          -----------------------
          Furniture and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the useful lives of the assets ranging from five to seven years and the life of the lease for leasehold improvements.

          Impairment of Long-Lived Assets
          -------------------------------
          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the assets.

          Stock Based Compensation
          ------------------------
          The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the day of grant.

          In 1996, FASB No. 123, "Accounting for Stock-Based Compensation", became effective for the Company. FASB 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. See Note 9 for pro forma disclosures required by FASB 123 plus additional information on the Company's stock options.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation (Continued)
          ------------------------
          For non-employee stock based compensation the Company recognizes an expense in accordance with FASB 123 and values the equity securities base on the fair value of the security on the date of grant. For stock-based awards the valued is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

          Revenue Recognition
          -------------------
          The Company recognizes revenue from the subscriber base of CastNet.com. The subscribers pay an upfront fee at the beginning of the contract period, generally one to two years, to be a part of the CastNet.com database. The full fee is recognized as revenue pro rata over the contract period.

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred. Advertising expense amounted to approximately $20,000 and $39,000 for the years ended December 31, 1999 and 1998, respectively, and is primarily for print advertising.

          Research and Development
          ------------------------
          Research and development costs are expensed as incurred. Research and development costs amounted to approximately $90,000 and $298,000 for the years ended December 31, 1999 and 1998, respectively, which have been included in selling, general and administrative expenses.

          Income Taxes
          ------------
          Deferred  income taxes result  primarily  from  temporary  differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

          Use of Estimates
          ----------------
          Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from the estimates made.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fair Value of Financial Instruments
          -----------------------------------
          The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable, debentures payable and notes payable to stockholders also approximate fair value because current interest rates and terms offered to the Company for similar notes are substantially the same.

          Net Loss Per Common Share
          -------------------------
          The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 1999 and 1998, the weighted average shares outstanding would have been increased by 5,321,380 and 4,409,335 shares of the Company's common stock, respectively, if the issued and exercisable stock options and warrants would have been dilutive.

          Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999 and 1998, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

          Impact of Year 2000 Issue
          -------------------------
          As of January 1, 2000, the Company did not have any significant issues with the year 2000 and has not been informed of any of its customers and suppliers having any significant issue that would effect the Company's operations.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 -   FURNITURE AND EQUIPMENT

          Furniture and equipment consisted of the following as of December 31,:

                                                                1999      1998
                                                             --------   --------
                   Computer equipment ...........            $477,685   $481,558
                   Computer software ............              97,085     33,148
                   Office furniture and equipment              17,657     16,360
                   Leasehold improvements .......              65,873      2,300
                                                             --------   --------
                                                              658,300    533,366
                   Less: accumulated depreciation             256,854    196,775
                                                             --------   --------
                     Total ......................            $401,446   $336,591
                                                             ========   ========

          Depreciation expense was $113,558 and $131,395 for the years ended December 31, 1999 and 1998, respectively.

NOTE 3 -  ADVANCES FROM AFFILIATES

          As of December 31, 1998, OMNI has received $345,380 from TEI. The advances were to fund operations.

NOTE 4 -  NOTES PAYABLE

   Notes payable consisted of the following as of December 31,:

                                                           1999         1998
                                                        -----------  -----------
   Note payable for legal settlement.  The note
   bears interest at 8.0% per year and  requires
   monthly  principal  and  interest payments of
   $3,370 with all accrued interest and principal
   due July 1999.                                       $         -  $    23,124

   Note payable for legal settlement.  The note bears
   interest at 8.0% per year and  requires  monthly
   principal  and  interest payments of $500 (1999),
   $2,000 (1998) with all accrued interest and principal
   due January 2000.                                          4,000      23,238

   Note  payable.  The note bears  interest at 10% per
   annum with all accrued  interest and  principal due
   on December 31, 1998. Also,  if the Company  closes
   one or more related or unrelated financing  transactions
   or closes one or more related or unrelated transactions
   pursuant to which it sells substantially all of
   its assets, or is merged or acquired, all accrued
   interest and principal  shall become due.  Also,
   the note is secured by substantially all assets of
   the Company.                                                   -      500,000
                                                        -----------      -------
                                                              4,000      546,362
   Less:  current portion                                     4,000      546,362
                                                        -----------      -------
   Long-term portion                                    $         -      $     -
                                                        ===========      =======

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5 -   DEBENTURES PAYABLE

          In 1996, the Company completed a debenture private placement for aggregate proceeds of $1,950,000 for $1,852,500 of notes bearing interest at 10% per annum and $97,500 of Class AA stock warrants. The principal balance and all unpaid interest were due December 31, 1997. In 1997, the Company and note holders agreed to convert the principal and interest into the Company's Preferred Stock Series B (see Note
          10). As of December 31, 1997, the note holders for $1,710,000 of the notes effectively agreed to convert, with the remaining note holders for $142,500 electing not to convert. However, in 1999, a holder elected to convert $47,500 of principal and $11,517 of interest into common stock in the amount of 62,500 shares of the Company's common stock. The stock was valued at the current market value of the stock on the date of the conversion, with any excess of fair market value over the principal and interest treated as additional interest. As of December 31, 1999 and 1998, the unpaid principal of $95,000 and $142,500, respectively, and related interest is due and payable.

          In 1997, the Company completed a debenture private placement for aggregate proceeds of $390,000 for $351,000 of notes bearing interest at 10% per annum and $39,000 of Class B stock warrants. The principal balance and all unpaid interest were due on December 31, 1997. As of December 31, 1997, the note holders for $207,000 of the notes agreed to extend the maturity date to December 31, 1999, and the remaining note holders for $144,000 did not elect to extend the maturity date. In 1998, the Company made a payment of $9,000 to holder, so as of December 31, 1999 and 1998, the unpaid principal of $342,000 along with the related interest are due and payable.

          In total debentures payable consist of $437,000 as of December 31, 1999.

NOTE 6 -  NOTES PAYABLE - SHAREHOLDERS

          Notes payable shareholders consisted of the following as of December 31,:

                                                                1999      1998
            10% note payable with all accrued interest
              and principal due January 15, 2001              $175,000  $200,000

            6% note payable with all accrued interest
               and principal due May 2006. (A)                 50,000     50,000

            6% note payable with all accrued interest
              and principal due May 2006. (A)                 275,453    275,453
                                                             --------   --------
                                                              500,453    525,453
            Less: current portion                                --      200,000
                                                             --------   --------
            Long-term portion                                $500,453   $325,453
                                                             ========   ========

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6 -   NOTES PAYABLE - SHAREHOLDERS (Continued)

          (A) In the event that the Company completes (i) a firm commitment initial public offering for gross proceeds of at least $7,500,000 or the sale of the Company (by merger, exchange, or sale of the assets or otherwise), then the Company shall be required to make equal monthly payments of interest and principal in an amount equal to the monthly payment necessary to fully amortize the outstanding balance of unpaid principal and interest as of the date of the event over the remaining term of the note. The note holder for $275,453 has asserted a claim that the amortization event has occurred with the merger of the Company and OMNI. The holder has requested that the Company make payments of principal and interest as required by the note. The Company has not complied with the note holder's request because management does not agree that an event occurred under the agreement. The Company has initiated negotiation with the holder, but has not been able to come to an agreement. The Company believes that if they are unsuccessful, the limit of its exposure is the principal and accrued interest and any incidental legal fees, which management estimates to be immaterial to the financial position of the Company.

NOTE 7 -   CONVERTIBLE NOTES PAYABLE

          In May 1998, the Company issued convertible promissory notes in the aggregate amount of $745,000 to certain shareholders, officers, directors and unrelated parties. At the request of the holder, the principal and unpaid interest can be converted, at a rate of $0.09 per share, into the Company's common stock. Also, these notes have an interest rate of 7.333% and interest accrues up to the date of conversion. The principal and all accrued and unpaid interest is due in May 2003. In 1999 and 1998, $152,500 and $592,500, respectively, have been converted into 1,658,055 and 6,441,758 shares, respectively, of the Company's common stock.

NOTE 8-  CONVERTIBLE NOTE PAYABLE - SHAREHOLDER

          In 1999, the Company entered into financing agreements with two companies. The financing agreements provide for the lenders to provide funds, as deemed necessary, by the lenders. The Company is to pay interest at a rate of 6% per annum, with principal due on demand. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of either the lenders or the Company. If the conversion feature is evoked, the number of shares are to be calculated as follows: i) conversion rate shall be calculated by taking 60% of the most favorable closing price of shares of the Company's common stock during the period extending from the first day of the calendar year prior to the date of issuance of the shares; ii) dividing the principal amount, being converted, by the conversion rate; and iii) any accrued and unpaid interest will be waived by the lender. Also, the Company has the right, within one year from the date of issuance of any shares issued, to redeem the shares for the amount of principal, original interest and interest which would have been due in the event the conversion had not taken place.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8-    CONVERTIBLE NOTE PAYABLE SHAREHOLDER (Continued)

          As of December 31, 1999, two conversions have taken place with principal amounts of $310,000 and $925,000 and interest of $5,000 and $35,000, respectively. The conversion rates used to calculate the number of restricted share to be issued were $0.281 and $0.197. Since the shareholder received a 40% discount from the fair market value, the first 20% was attributed to the lack of tradability of the shares due to restriction on sale and the second 20% was attributed to the interest that will accrue over the one year period from date of conversion to the expiration date of the buy back. The additional amount of interest was calculated to be $1,058,952, of which $107,000 has been expensed in 1999, and the remainder has been capitalized and is being expensed proratably over the one-year period. At December 31, 1999, the Company has an outstanding balance of $274,000 due under this agreement.

NOTE 9 -   COMMITMENTS AND CONTINGENCIES

          Leases
          ------
          The Company's future minimum annual aggregate rental payments for operating and capital leases that have initial or remaining terms in excess of one year are as follows:

             Year Ending December 31,:
                    2000                                $ 64,939     $ 69,000
                    2001                                  25,692       71,000
                    2002                                  11,427       78,000
                    2003                                   4,486       78,000
                    2004                                   3,738       81,000
                   Thereafter .......................       --        342,000
                                                        --------     --------
                   Total minimum lease payments .....    110,282     $191,000
                                                                     ========
                   Less: amount representing interest     16,433
                                                        --------
                   Present value of minimum lease
                    payments ........................     93,849
                   Less:  current portion ...........     55,169
                                                        --------
                   Long-term portion ................   $ 38,680
                                                        ========

          Rent expense for the years ended December 31, 1999 and 1998 was approximately $81,000 and $48,000, respectively.

          The following is a summary of property held under the capital leases as of December 31,:

                                                      1999       1998
                                                    --------   --------
                   Computer equipment ...........   $267,721   $250,749
                   Computer software ............      7,381      7,381
                   Office furniture and equipment     27,122     27,122
                                                    --------   --------
                                                     302,224    285,252
                   Less: accumulated depreciation    158,578    149,673
                                                    --------   --------
                     Total ......................   $143,646   $135,579
                                                    ========   ========

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9 -   COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation
          ----------
          The Company is involved with certain legal proceedings and claims, which arise due to alleged non-performance of payment of existing liabilities. These specific liabilities have been recorded in the ordinary course of business. Any such claims will be settled in a professional manner, and management does not anticipate that the outcome of these matters will have a materially adverse effect on the Company's financial position or results of operations, see Note 13 "Subsequent Events."

          Employment Agreement
          --------------------
          In November 1999, the Company executed an employment agreement with its COO. The agreement is for a three-year period with annual raises of 15% each year. Also, in 2000, the Company will execute a stock option for the purchase of 100,000 shares of the Company's common stock with terms comparable to other employees of his status.

NOTE 9 -   STOCK, WARRANTS AND OPTIONS

          Preferred Stock
          ---------------
          The Company is authorized to issue 1,000,000 shares of its preferred stock in one or more series.

          In 1997, the Company agreed with certain note holders to issue 5,400 shares of Preferred Stock Series B for the conversion of $1,710,000 and $232,300 of principal and interest, respectively, and cancellation of 1,775,000 Class AAA warrants. Each share has the following rights:
          i) liquidation preference of $500 per share, ii) receive an annual dividend of $36.67, payable in additional shares of Preferred Stock Series B, iii) convertible, at the holders option, into 100 shares of the Company's common stock, iv) automatic conversion into 100 shares of the Company's common stock upon the Company's common stock trading at or above $5.50 per share for any five of ten consecutive trading days and v) is redeemable at $500 per share at the option of the Company.

          Common Stock
          ------------
          In May 1998, the Company issued a convertible promissory note for $592,500, which was converted into 6,441,758 shares of the Company's common stock as of December 31, 1998. The note had a rate of interest at 7.333% up to the date of conversion. The Company has accrued interest of approximately $9,200, which was not converted, and has included it in accounts payable and accrued expenses at December 31, 1998.

          For the year ended December 31, 1999, the Company had the following significant transactions for its common stock:

          o Issued 14,077,145 shares in the merger with Only Multimedia Network, Inc. for $493,713 of its equity as of the date of the merger.

          o Issued 17,231,619 shares for the conversion for notes payable and related interest. See the notes payable notes for detailed descriptions of the issuances.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 - STOCK, WARRANTS AND OPTIONS (Continued)

          Common Stock (Continued)
          ------------
          o Issued 3,062,514 shares as $1,456,651 of compensation for services rendered. The shares were valued at the fair market value of the shares as of the date of issuance, as determined by the closing trading price of the Company's common stock. Also, the closing trading price was discounted by 20% due to the lack of tradability of the shares given the restrictions on transferability.

          o Issued 1,368,421 shares for cash proceeds of $328,258. Also, the Company incurred $74,000 of offering cost related to a commission, which was paid by the Company's issuance of a warrant to purchase 54,545 shares of the Company's common stock for a period of three years at $0.55 per share. See Stock Warrants for the valuation of this warrant.

          Stock Warrants
          --------------
          The fair value for the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998: weighted average risk-free interest rates of 5.5; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 256% (1999) and 277% (1998); and a weighted average expected life of the option of 3 to 5 years (1999) and 3 years (1998). The Company issued the following stock warrants, as follows:

          For the year ended December 31, 1998:

          o Two warrants as commission for finders fees relating the sale of TEI's common stock. The warrants are for the purchase of 124,286 and 33,333 shares of the Company's common stock at $0.175 and $0.15, respectively, for three years each. The warrants had an aggregate fair value at date of grant of $375,415.

          o A warrant in connection with the Company's employment agreement with the majority stockholder to purchase 200,000 shares of the Company's common stock at $0.25 per share through December 2003. The warrant had a fair value at date of grant of $50,000.

          For the year ended December 31, 1999:

          o Issued a warrant as commission for finder's fees related to the sale of common stock. The warrant is for the purchase of 54,545 shares of the Company's common stock at $0.55 per share for two years. The warrant had a fair value at date of grant of $74,000.

          o Issued a warrant for services rendered. The warrant is for the purchase of 25,000 shares of the Company's common stock at $1.00 per share for a period of ten years. The warrant had a fair value at date of grant of $18,000.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 -   STOCK, WARRANTS AND OPTIONS (Continued)

          o Issued a warrant for service rendered. The warrant is for the purchase of 200,000 shares of the Company's common stock at $1.00 per share for a period of ten years. The warrant had a fair value at date of grant of $69,000.

          The following table summarizes the stock warrants issued:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                      Warrants           Price
                                                      --------         ---------
       Options outstanding, December 31, 1997         2,671,716         $  3.25
       Granted                                          357,619         $  0.21
       Exercised                                              -         $  -
       Cancelled/expired                                      -         $  -
                                                     ----------

      Options outstanding and exercisable,
         December 31, 1998                            3,029,335         $  2.89
      Granted                                           329,545         $  0.93
      Exercised                                               -         $   -
      Cancelled/expired                               (  50,000)        $  2.46
                                                     ----------
      Options outstanding and exercisable,
         December 31, 1999                             3,308,880        $  2.70
                                                     ===========

          The  following  table   summarizes  the  outstanding  and  exercisable
          warrants grouped by range of exercise prices as of December 31, 1999:

                                                   Weighted          Weighted
                                                   Average           Average
                                                   Exercise          Remaining
            Range of Exercise Prices                Price              Life
            ------------------------                -------          ----------
            $0.01 to $0.25                           $0.12             2.19
            $1.00 to $2.60                           $1.89             4.13
            $6.00                                    $6.00             1.00

          Stock Options
          -------------
          Effective March 1, 1999, the Company adopted an employee stock option, which expires February 28, 2009. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value at the date of grant. The plan has reserved a maximum shares to be issued under the option plan not to exceed 3,000,000.

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 -   STOCK, WARRANTS AND OPTIONS (Continued)

          Stock Options (Continued)

          Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: weighted- average risk-free interest rates of 5.5%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 1,473%; and a weighted average expected life of the option of 3 years.

          This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

          The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by approximately $333,400 and $54,000 for the years ended December 31, 1999 and 1998, respectively, to the pro forma amounts indicated below.

                                                    1999             1998
                                              ---------------  -------------
                  Net Loss:
                    As reported                $( 3,632,203)    $( 2,241,508)
                                               =============    ============
                    Pro forma                  $( 3,965,603)    $( 2,295,508)
                                               ============     ============


          The effects of applying Statement 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.
                                     - 19 -

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 -   STOCK, WARRANTS AND OPTIONS (Continued)

          Stock Options (Continued)

          The following summarizes the Company's stock option transactions under the stock option plan:

                                                                       Weighted
                                                                        Average
                                                      Stock Options    Exercise
                                                       Outstanding       Price
                                                      -------------    --------
           Options outstanding, December 31, 1997        1,425,000     $  2.34
             Granted                                             -        -
             Expired                                   (    45,000)    $  1.89
                                                      ------------
           Options outstanding, December 31, 1998        1,380,000     $  2.28
             Granted                                       632,500     $  1.10
                                                       -----------
           Options outstanding, December 31, 1999        2,012,500     $  1.51
                                                        ==========

           Options exercisable, December 31, 1998        1,346,250     $  2.33
                                                        ==========

           Options exercisable, December 31, 1999        1,841,667     $  2.33
                                                        ==========

          The weighted average remaining contract lives of stock options outstanding are 2.5 years.

NOTE 11 -  INCOME TAXES

          The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows at December 31,:

                                                       1999            1998
                                                  -------------    -----------
         Federal statutory income tax
             (benefit) rate                       (     34.0)%       (   34.0)%
           Effect of valuation allowance                34.0%            34.0%
                                                  ------------     ------------
         Effective income tax (benefit) rate               -%               -%
                                                  ============     ============

          The component of the net deferred tax asset is as follows at December 31,:

                                                          1999            1998
                                                     -----------    ------------
             Net operating loss carry-forwards       $ 3,667,000    $ 2,299,000
             Valuation allowance                      (3,667,000)    (2,299,000)
                                                     -----------    -----------
             Net deferred asset                      $       -      $       -
                                                     ===========    ===========

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 11 -  INCOME TAXES (Continued)

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on projections of future taxable income over the periods, which the deferred tax assets are deductible, as of December 31, 1998, management believes it is likely that the Company will not realize the benefits of these deductible differences, and therefore a full valuation allowance is required. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 increased by approximately $1,368,000 and $767,000, respectively.

          The Company has available at December 31, 1999 approximately $10,786,000 of unused operating loss carry-forwards that may be applied against future taxable income and that expire in various years starting from 2010. However, the merger, as described further in Note 1, may place limitations as to the ability to use these operating loss carryforwards.

NOTE 12 -  DISCONTINUED OPERATIONS

          In July 1998, the Company's management decided to discontinue the ISP operations and focus the Company's resources on the operations of CastNet. The plan to discontinue the ISP operations was to inform the customers that as of September 1, 1998, they would not be provided service, and as of October 1, 1998, the infrastructure was dismantled and converted to other uses, such as the CastNet operations. As of December 31, 1998, the shut down of the ISP operations was complete and no additional costs were required. Following is summary financial information for the Company's discontinued ISP operations:

                                                       For the Year Ended
                                                       ------------------
                                                      1999            1998
                                                   ---------      ------------
            Net sales                              $      -       $    402,841
                                                   =========      ============
            Loss from discontinued operations:
               Before taxes                                         (  402,841)
               Provision for income taxes                  -                 -
                                                   ---------      ------------
               Net                                 $(      -)      $(  402,841)
                                                   =========      ============

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 13 -  SUBSEQUENT EVENTS

          Pacific Bell Settlement
          -----------------------
          In March 2000, the Company entered into an agreement to settle outstanding amounts due to Pacific Bell ("Pac"). Over the last four years, The Company had accrued fees that management anticipated would be due to Pac based on contractual agreements entered into by the Company. As of December 31, 1999, the Company had accrued expenses of approximately $418,000. The settlement stipulates for the Company to pay Pac approximately $8,500 over a six-month period. For the consideration, Pac relieves the Company of any past due amounts whether invoiced or not.

          1996 Subordinated Debt Settlement
          ---------------------------------
          In April 2000, the Company has entered into an agreement with the last note holder of the 1996 debentures. The parties are awaiting the approval of the courts. The Company will be required to make a $10,000 payment upon the approval of the agreement with the balance due one year from the first payment. Also, the Company would be required to make monthly interest payments at the rate of 10% per annum on the unpaid balance.

          Employment Agreement
          --------------------
          Effective January 2000, The Company executed an employment agreement with its CEO. The agreement is for a three-year period with an annual salary for 2000 at $250,000 with annual raises to the extent necessary to ensure the CEO's salary is equal to the salary provided to other comparable employees of the Company. As consideration for the execution of this agreement the CEO shall receive 850,000 shares of the Company's common stock and an option to purchase an equivalent number of shares of common stock at a price of $0.50, exercisable for 5 years and vested in accordance with Employer's Stock Option Plan. Also, the agreement calls for bonus payments to be made to the CEO in the event the Company's common stock reaches certain trading levels and sustains the same for a period of 30 days thereafter; such bonus structure grants the CEO additional shares of the Company's common stock ("shares") for exceptional performance in the following manner:
          Sustained Stock Price CEO Receives

              One dollar ($1.00):    two hundred thousand (200,000) shares;
 Two dollars fifty cents ($2.50);    one hundred thousand (100,000) shares;
            Five dollars ($5.00):    three hundred thousand (300,000) shares;
Seven dollars fifty cents ($7.50):   two hundred thousand (200,000) shares;
            Ten dollars ($10.00):    three hundred thousand (300,000) shares;

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 13 -  SUBSEQUENT EVENTS

          Employment Agreement (continued
          --------------------
          In the event of sale, acquisition, merger, and or changes in control after which the services of the CEO are no longer desired, the Company shall have the right to terminate this Agreement in exchange for certain compensation to CEO

          Employment Agreement
          --------------------
          In November 1999, The Company executed an employment agreement with its COO. The agreement is for a three-year period with an annual salary for 2000 at $200,000 with annual raises of 15% each year. Also, in 2000, the Company will execute a stock option for the purchase of 100,000 shares of the Company's common stock with terns comparable to other employees of his status.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE ENTERTAINMENT INTERNET, INC.


                                        /s/ Michael Solomon
                                   By: -----------------------
                                         Michael Solomon
                                         Chief Executive Officer &
                                         Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date
     ---------                          -----               ----

/s/ Michael Solomon             Director, CEO, CFO         April 14, 2000


/s/ Jeremy Schuster             Director, COO              April 14, 2000


/s/ Marilyn Foster              Director                   April 14, 2000


/s/   Thom Mount                Director                   April 14, 2000


/s/   James T. Zelloe           Director                   April 14, 2000

                                  EXHIBIT INDEX
Exhibit
Number                     Description
--------      -----------------------------

2.1 Plan of Merger by and among THE ENTERTAINMENT INTERNET, INC., and ONLY MULTIMEDIA NETWORK INCORPORATED dated August 1, 1998 (A)

3.1       Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

3.2       ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

4.1 The Entertainment Internet, Inc. Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

10.2      Michael Solomon Employment Agreement (A)

27.1      Financial Data Schedule

              (A) To be filed by amendment