Form 10KSB/A
period 1999-12-31
ENTERTAINMENT INTERNET INC
filed 2000-04-19
CIK 1081172

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 1

                                       TO

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

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 48,212,567.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                     -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  8

Item   3.      Legal Proceedings                                           8

Item   4.      Submission of Matters to a Vote of Security Holders        11

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                        11

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14

Item   7.      Financial Statements                                       29

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        29

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        29

Item  10.      Executive Compensation

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             40

Item  12.      Certain Relationships and Related Transactions             42

Item  13.      Exhibits and Reports on Form 8-K                           43

Signatures                                                                44

                                     PART I


Item   1.      Business

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

Item  10.      Executive Compensation


                                Annual Compensation                                   Long Term Compensation
                      ----------------------------------------------     ------------------------------------------------
(a)                   (b)       (c)           (d)           (e)            (f)            g)       (h)         (i)
                                                             Other        Restricted
                                                             Annual         Stock      Options     LTIP        All Other
Position              Year      Salary ($)    Bonuses($)   Compensation     Awards       SARs    Payouts ($)  Compensation
--------              ----      ----------    ----------   ------------  ----------    -------   -----------  ------------
Harvey Kibel,         1997       19,615
CEO                   1998        3,000

John Sloatman,        1997       78,000                                   220,000
COO, Chairman         1998        8,584

Gene Davis, CFO       1997       78,125                                    20,000(5)
                      1998       48,000
                      1999       61,979

Phil Gustlin, CEO     1999          -                                     639,120

Tony Cataldo,         1999          -         500,000 sh
CEO/President

Kathryn Thyne,        1997       78,000
President             1998       39,450(1)

Paul Kessler,         1998       50,000(2)    500,000 sh   3,600,000(4)
President             1999      100,000(3)

Thom Mount,           1998       50,000(6)    500,000 sh
COO, Co-Chairman                              signing bonus

------------------
(1)  Mr. Kessler assumed the presidency in 1998.

(2) Mr. Kessler received options in lieu of salary for 1998; these options expired under the ESOP plan because they were not exercised within three months of cessation of employment.

(3) Mr. Kessler's salary for 1998 was for a partial year; the salary amount for 1999 was set at $100,000, which was taken in options; these options expired under the ESOP plan because they were not exercised within three months of cessation of employment.

(4) Mr. Kessler received 3,600,000 shares as consideration for the OMNI-TEI introduction and plan.

(5) Mr. Davis claims additional options should have been issued; the Company is currently researching this matter with Mr. Davis and prior management but does not expect any material impact.

(6) Mr. Mount took the title of Chief Operating Officer and later transitioned to co-chairman of the Board of Directors.

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

(a)(1) The following financial statements are contained on Pages F-1 through F-23:

          Report of Independent Auditors Merdinger, Fruchter, Rosen & Corso, Certified Public Accountants, dated April 9, 2000.

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statement of Shareholders' Deficiency

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements


(a)(3)    The following exhibits are filed as part of this report:


Exhibit
Number                     Description
--------      -----------------------------
2.1 Plan of Merger by and among THE ENTERTAINMENT INTERNET, INC., and ONLY MULTIMEDIA NETWORK INCORPORATED effective as of March 22, 1999 (filed herewith)

3.1       Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

3.2       ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

4.1 The Entertainment Internet, Inc. Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)


10.2      Michael Solomon Employment Agreement (filed herewith)

27.1      Financial Data Schedule (Amended)(filed herewith)



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




                                 MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                 Certified Public Accountants

New York, New York
April 9, 2000

                        THE ENTERTAINMENT INTERNET, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                               1999              1998
                                                            ------------    ------------
     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                               $     12,714    $      7,482
    Accounts receivable, net of allowance for
     doubtful accounts of $8,700 (1998)                              -            14,421
    Prepaid expenses                                             838,431             -
                                                            ------------    ------------
       Total Current Assets                                      851,145          21,903

FURNITURE AND EQUIPMENT, net                                     401,446         336,591

OTHER ASSETS                                                      11,228          14,247
                                                            ------------    ------------

       TOTAL ASSETS                                         $  1,263,819    $    372,741
                                                            ============    ============

     LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $  1,851,325    $  1,372,175
    Deferred revenue                                             256,103         387,782
    Advances from Affiliate                                          -           345,380
    Notes payable, current portion                                 4,000         546,362
    Debentures payable                                           437,000         484,500
    Notes payable shareholders - current portion                     -           200,000
    Convertible notes payable                                    334,000             -
    Obligations under capital lease - current portion             55,169          62,976
                                                            ------------    ------------
       Total Current Liabilities                               2,937,597       3,399,175

LONG-TERM LIABILITIES
    Notes payable shareholders, less current portion             500,453         325,453
    Convertible notes payable, less current portion                  -           152,500
    Obligations under capital lease, less current portion         38,680          84,062
                                                            ------------    ------------
       Total Liabilities                                       3,476,730       3,961,190
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)                               -               -

SHAREHOLDERS' DEFICIENCY
    Preferred stock, no par value, 1,000,000 shares
     authorized; 5,400 shares issued and outstanding           2,032,300       2,032,300
    Common stock, $0.001, 75,000,000 shares
     authorized; 44,581,978 and
     8,842,279 issued and outstanding                             44,582           8,842
    Additional paid-in-capital                                 6,677,486       1,524,281
    Accumulated deficit                                      (10,967,279)     (7,153,872)
                                                            ------------    ------------
       Total Shareholders' Deficiency                        ( 2,212,911)     (3,588,449)
                                                            ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS'
        DEFICIENCY                                          $  1,263,819    $    372,741
                                                            ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                                           December 31,
                                                  ----------------------------
                                                       1999             1998
                                                  ------------    ------------
REVENUE                                           $    779,528    $    581,555

COST OF REVENUE                                        692,373         375,154
                                                  ------------    ------------

GROSS PROFIT                                            87,155         206,401

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            3,089,478       1,803,927
                                                  ------------    ------------

       LOSS FROM OPERATIONS                         (3,002,323)     (1,597,526)

INTEREST EXPENSE                                       613,066         174,916
                                                   ------------    ------------

       LOSS BEFORE INCOME TAXES                     (3,615,389)     (1,772,442)

PROVISION FOR INCOME TAXES                                 -               -
                                                    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                     (3,615,389)     (1,772,442)

LOSS FROM DISCONTINUED OPERATIONS
    (net of applicable income tax effect of $0)            -        (  271,048)
                                                    ------------    ------------
NET LOSS                                            (3,615,389)     (2,043,490)

CUMULATIVE PREFERRED DIVIDENDS                      (  198,018)     (  198,018)
                                                   ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS'                                    $ (3,813,407)   $ (2,241,508)
                                                  ============    =============

LOSS PER SHARE - basic and diluted
    Loss from continuing operations               $      (0.18)   $      (0.40)
    Loss from discontinued operations             $        -      $      (0.06)
                                                  ------------    ------------
    Net loss                                      $      (0.18)   $      (0.46)
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - basic and diluted                    21,473,217       4,421,140
                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                                         Additional                      Total
                                          Preferred Stock         Common Stock            Paid in     Accumulated     Shareholders'
                                      Shares     Amount         Shares       Amount       Capital       Deficit        Deficiency
                                   ---------   ----------     ----------   --------     ----------   ------------     -------------


Balance at December 31, 1997           5,400    2,032,300      2,400,521      2,401        986,464    ( 4,912,364)     ( 1,891,199)

Issuance of common stock for:
 Conversion of convertible note
   payable                                 -            -      6,441,758      6,441        586,059          -              592,500

Cost related to convertible note
   payable                                 -            -              -          -     (   53,642)         -            (  53,642)

Warrants issued for compensation           -            -              -          -          5,400          -                5,400

Net loss                                                -              -          -                   ( 2,241,508)     ( 2,241,508)
                                   ---------   ----------     ----------   --------     ----------   ------------     -------------

Balance at December 31, 1998           5,400    2,032,300      8,842,279      8,842      1,524,281    ( 7,153,872)     ( 3,588,449)


Issuance of common stock for:
    Merger with Only Multimedia            -            -     14,077,145     14,077        479,636           -             493,713
    Conversion of notes payable            -            -     17,231,619     17,232      2,806,091           -           2,823,323
    Compensation for services              -            -      3,062,514      3,063      1,453,588           -           1,456,651
    Cash                                   -            -      1,368,421      1,368        326,890           -             328,258

Offering costs                             -            -              -          -       ( 74,000)          -           ( 74,000)

Warrants issued for services               -            -              -          -        161,000           -            161,000

Net loss                                   -            -              -          -             -     ( 3,813,407)    ( 3,813,407)
                                   ---------   ----------     ----------   --------     ----------   ------------     -------------
Balance at December 31, 1999           5,400   $2,032,300     44,581,978  $  44,582   $  6,677,486   $(10,967,279)   $( 2,212,911)
                                   =========   ==========     ==========  =========   =============  ============    =============



The accompanying notes are an integral part of these consolidated financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Year Ended
                                                                December 31,
                                                          1999             1998
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(3,813,407)   $(2,241,508)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         144,187        131,395
      Common stock issued for services                    1,456,651            -
      Stock warrants issued for services                     87,000          5,400
      (Gain) loss on disposal of assets                  (   14,125)        60,322
   Changes in assets and liabilities:
      (Increase) decrease
          Accounts receivable                                14,421         11,899
          Prepaid expenses                                   25,309          1,946
          Other assets                                        3,019         76,793
      Increase (decrease)
          Accounts payable and accrued expenses             664,953        648,198
          Deferred revenue                               (  131,679)       162,713
                                                        -----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES                 (1,563,671)    (1,142,842)
                                                        -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of furniture and equipment                 (   177,941)    (   64,962)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in book overdraft                            (    19,295)           -
  Advances from affiliate                                   199,888        345,380
  Proceeds from issuance of notes payable                                  100,000
  Payments for notes payable                            (   541,100)     (  58,586)
  Payments for debentures payable                                        (   9,000)
  Offering cost for convertible note                                     (  29,449)
  Proceeds from issuance of convertible notes payable                      745,000
  Proceeds from issuance of notes payable shareholder     1,818,629            -
  Payments under capital lease obligations              (    39,536)     (  53,622)
  Net proceeds from issuance of common stock                328,258            -
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,746,844      1,039,723
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                               5,232    (   168,081)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                   7,482        175,563
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $    12,714    $     7,482
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

                        THE ENTERTAINMENT INTERNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8-    CONVERTIBLE NOTE PAYABLE SHAREHOLDER (Continued)

          As of December 31, 1999, two conversions have taken place with principal amounts of $460,000 and $1,000,000 and interest of $5,000 and $35,000, respectively. The conversion rates used to calculate the number of restricted share to be issued were $0.281 and $0.197. Since the shareholder received a 40% discount from the fair market value, the first 20% was attributed to the lack of tradability of the shares due to restriction on sale and the second 20% was attributed to the interest that will accrue over the one year period from date of conversion to the expiration date of the buy back. The additional amount of interest was calculated to be $833,952, of which $76,096 has been expensed in 1999, and the remainder has been capitalized and is being expensed proratably over the one-year period. At December 31, 1999, the Company has an outstanding balance of $334,000 due under this agreement.

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

                                                    1999             1998
                                              ---------------  -------------
                  Net Loss:
                    As reported                $( 3,813,407)    $( 2,241,508)
                                               =============    ============
                    Pro forma                  $( 4,146,807)    $( 2,295,508)
                                               ============     ============


          The effects of applying Statement 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.
                                      F-19

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

                                   THE ENTERTAINMENT INTERNET, INC.


Amendment No. 1                         /s/ Michael Solomon
April 18, 2000                      By: -----------------------
                                         Michael Solomon
                                         Chief Executive Officer &
                                         Chief Financial Officer


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


/s/ Jeremy Schuster             Director, COO              April 14, 2000


/s/ Marilyn Foster              Director                   April 14, 2000


/s/   Thom Mount                Director                   April 14, 2000


/s/   James T. Zelloe           Director                   April 14, 2000

                                  EXHIBIT INDEX


Exhibit
Number                     Description
--------      -----------------------------
22.1 Plan of Merger by and among THE ENTERTAINMENT INTERNET, INC., and ONLY MULTIMEDIA NETWORK INCORPORATED effective as of March 22, 1999 (filed herewith)

3.1       Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

3.2       ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

4.1 The Entertainment Internet, Inc. Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28173)

10.2      Michael Solomon Employment Agreement (filed herewith)

27.1      Financial Data Schedule (Amended) (filed herewith)