Form 10QSB
period 2000-03-31
ENTERTAINMENT INTERNET INC
filed 2000-05-22
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to _______________

                                    000-28173
                            (Commission file number)


                        THE ENTERTAINMENT INTERNET, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                 95-4730315
     ---------------------------------           --------------------
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification No.)

              5757 Wilshire Blvd., Suite 124, Los Angeles, CA 90036
          -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (323) 904-4940
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2000 - 44,581,978 shares of Common Stock

Transitional Small Business Disclosure Format (check one):
                        Yes   [ ]   No [X]

                        THE ENTERTAINMENT INTERNET, INC.
                                      Index

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Condensed Consolidated Balance Sheet as of March 31, 2000         2

       Consolidated Statements of Operations for
       the three months ended March 31, 2000 and 1999                    3

       Consolidated  Statements  of Cash  Flows for
       the three  months ended March 31, 2000 and 1999                   4

       Notes to Condensed Consolidated Financial Statements              5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          11

     Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                               17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE ENTERTAINMENT INTERNET, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $    59,520
   Prepaid expenses                                          693,785
                                                         -----------
     Total current assets                                    753,305

PROPERTY AND EQUIPMENT, net                                  390,416
OTHER ASSETS                                                  11,229
                                                         -----------
TOTAL ASSETS                                             $ 1,154,950
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   1,511,440
   Deferred revenue                                          243,021
   Notes payable                                               3,500
   Debentures payable                                        437,000
   Convertible notes payable - stockholders                  761,000
   Capital lease obligations, current portion                 53,397
                                                         -----------
     Total current liabilities                             3,009,358

NOTES PAYABLE - STOCKHOLDERS                                 500,453
CAPITAL LEASE OBLIGATIONS, less current portion               38,680
                                                         -----------
TOTAL LIABILITIES                                          3,548,491
                                                         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, no par value, 1,000,000
    shares authorized, 5,400 shares issued and
    outstanding                                            2,032,300
  Common Stock, $.001 par value, 75,000,000
   shares authorized, 44,581,978 shares issued
   and outstanding                                            44,582
  Additional paid-in capital                               6,677,486
  Accumulated deficit                                    (11,147,909)
                                                         -----------
     Total stockholders' equity                           (2,393,541)
                                                         -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $ 1,154,950
                                                         ===========
       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  2000          1999
                                             ------------    ----------

REVENUE                                      $    119,272    $  185,474

COST OF REVENUE                                   149,622       193,747
                                             ------------    ----------

GROSS LOSS                                      ( 30,350)     (  8,273)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                          465,970       277,647
                                             ------------    ----------

LOSS FROM OPERATIONS                             (496,320)     (285,920)

OTHER INCOME (EXPENSES)
  Gain on settlement of payable                   418,065             -
  Interest expense                               (283,580)      (38,588)
                                             -------------   ----------
  Total Other Income (Expense)                    134,485       (38,588)

LOSS BEFORE INCOME TAXES                         (361,835)     (324,508)

 INCOME TAXES                                           -             -
                                             ------------    ----------

NET LOSS                                     $   (361,835)   $ (324,508)
                                             ============    ==========

BASIC AND DILUTED LOSS PER SHARE             $     (0.01)    $    (0.04)
                                             ============    ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           44,581,978     8,842,279
                                             ============    ==========

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                          2000          1999
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(361,835)     $(324,508)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization expense                   35,514         27,895
  Gain on settlement of accounts payable                (418,065)             -
  (Increase) decrease in:
   Accounts receivable                                         -           (581)
   Prepaid expenses                                      265,846         (2,569)
   Other assets                                         (      1)             -
  Increase (decrease) in:
   Accounts payable and accrued expenses                  78,185        (49,796)
   Deferred revenue                                      (13,082)        29,693
   Accrued interest                                            -        (37,110)
                                                      -----------    -----------
Net cash used in operating activities                   (413,438)      (356,976)
                                                      -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                    ( 24,484)      ( 49,871)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                      -        995,068
  Repayment of notes payable                            (    500)      (515,391)
  Proceeds from convertible debentures                   487,000              -
  Payment on capital lease obligation                   (  1,772)      ( 14,745)
                                                      -----------    -----------
Net cash provided by financing
 activities                                              484,728        464,932
                                                      -----------    -----------
NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                   46,806         58,085

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    12,714          7,482
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $   59,520     $   65,567
                                                      ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2000 and 1999, the Company paid no income taxes and no interest.

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by The Entertainment Internet, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2000 and 1999, the Company had potentially dilutive securities of 5,321,380 and 4,409,335, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS:

This report includes projections of future results and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders and investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability to frame and execute the Company's business plan, general market conditions, a general lack of public interest in either the Company's products or securities, federal or state laws or regulations having adverse effects on small business enterprises, market competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward looking statements in this Report will prove to be accurate.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this registration statement as anticipated, estimated or expected.


GENERAL
-------
The Company became fully-reporting by operation of law on January 15, 2000.

The following discussion should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999, included in its Annual Report on Form 10-KSB and amendments thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will continue in the future.

OVERVIEW
--------
The Entertainment Internet, Incorporated ("EINI" or "The Company") is a Nevada corporation which acts as the holding company and parent corporation for Only Multimedia Network, Inc. ("OMNI"), a California corporation, which is the only holding of the Company. Through Only Multimedia Network, Incorporated, EINI intends to establish itself as the leading service provider of resources for the global entertainment industry. The Company operates a series of Internet-based services using the Castnet.com(TM) service mark and trade name.

During 1999, the Company assessed its technological infrastructure and the systems used to operate the Castnet.com databases and determined that such infrastructure and systems should be upgraded and redesigned; this determination was made as new databases were being developed to create revenue streams for the Company.

The Company's older databases used software which was not Year 2000 compliant or scalable to meet the objectives of the Company's growth plans. The determination was made during the second quarter of 1999 to program and design new service databases using modern languages and software; the Company attempted to meet its programming objectives in-house but was unable to do so. When the Company engaged outside vendors, such efforts resulted in a split application of technology, whereby the Castnet.com actors databases were not operating in harmony with the databases developed during the fourth quarter of 1999 and first quarter of 2000 for CastnetBabies.com, CastnetExtras.com, and CastnetRealPeople.com. The Company decided that the solution rested with redesign (of the system architecture), reprogramming and modernization of the Castnet.com core database and associated web pages, and concentrated its first quarter efforts on effecting such redesign, sourcing vendors for programming, and negotiating for provision of services. The Company determined that it would not be prudent or otherwise in its best interests to expand the membership of its Castnet.com core database during this period and until the new architectures and programs are operable and ready for introduction; the Company halted all regional sales efforts. Such action ordinarily causes a downturn in revenue but the Company believes it must operate in a credible, responsible manner and refrain from expansion of its Castnet.com membership base where such expansion could result in interruption of service or other problems which could negatively impact upon its good reputation within the entertainment industries; this conservative approach is expected to result in the retention of what the Company believes is a favorable perception of and regard for the Company within the entertainment industries.


To further develop the Company's good standing within the entertainment industries, the Company approached director Thom Mount, President of the Producers Guild of America (PGA), in July, 1999, and requested a formal association with the PGA. Mr. Mount referred the Company to the PGA's Board of Directors, which undertook a lengthy (8-9 mos.) review process which ultimately resulted during the quarter in an official "blessing" of Castnet.com's services by the PGA, which is now working in concert with the Company to develop services tailored to the needs of producers. A PGA committee also works with the Company to provide feedback regarding its current services and input relating to development of new services and growth into new markets. While no revenue or material impact has been realized from this activity, the Company believes its association with the PGA will allow it to develop a base of producers who use the Castnet.com services as part of their daily production activities.

During the quarter, the Company began market studies and design of new services for the modeling industries. The Company believes its venture into the modeling industries will be favored because of its lengthy history as a service provider. Further, the Company believes membership sales efforts which are impacted by guild or other regulations within the actor community will not be so restrained within the modeling industries.

The Company  obtained  resignations  from Directors Tony Cataldo and Jean Claude
Van Damme. Mr. Cataldo intended to join the Company as part of an earlier proposed merger with First Miracle Group, Inc. (FMG); when the merger was canceled, Mr. Cataldo asked to concentrate efforts on FMG development and resigned. Mr. Cataldo continues to be an avid supporter of the Castnet.com and has asked the Company to provide database access for all of its upcoming productions; the Company intends to take advantage of its beneficial relationship with Mr. Cataldo but will not pay any salary or additional compensation to him for such activity. The Company expected the active participation of Mr. Van Damme in its activities but was unable to compel the same; for this reason, legal counsel sought and successfully obtained Mr. Van Damme's resignation and the return of all shares tendered to him and with relation to his association with the Company. Mr. Michael Jay Solomon executed an agreement to serve as Chairman of the Company and has been acting additionally as its Chief Executive Officer, President, Chief Financial Officer, and Treasurer.

Mr. Mohamed Hadid resigned from the Company during 1999, but returned to active service on April 24, 2000. Mr. Hadid currently serves as a co-chairman of the Company's Board of Directors.

The Company continued to concentrate efforts on elimination of legal claims and recorded liabilities which stressed operations and threatened its continued existence. The Company was successful in a majority of these efforts and obtained a $418,065 gain through settlement of certain prior recorded accounts payables.

There were no stock issuances during the quarter.


RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 vs. 1999
----------------------------------------------------------------
THE ENTERTAINMENT INTERNET, INC.
--------------------------------

Revenues

Revenues consist of membership fees for Castnet.com services and a small amount of income from advertising where the Company has not yet implemented a plan to significantly develop its advertising revenue stream. Castnet.com members pay a fee in advance for an extended period of time, generally twelve months. The fees are prorated and recorded as revenue over that period of time. For the three months ended March 31, 2000, revenues of $119,272 represented a 36% decrease as compared to revenues of $185,474 for the same period of 1999. This decrease was expected after management determined that it would be in the Company's best interests to concentrate its efforts on redesign of the Castnet.com database architecture used to support the services offered by the Company and, while doing so, to reduce sales efforts which could otherwise result in an overload of the Castnet.com system and potential interruption of service complaints. Regional sales, which were halted during the fourth quarter of 1999, previously represented approximately 20% of revenues; as a result, there were no revenues from regional sales to contrast or compare to same period revenues for the first quarter of 1999. Management expects revenues to remain substantially the same during the next reporting period, as it does not expect introduction of its new systems until after the end of the second quarter of 2000.

Cost of Revenue

The Cost of Revenue for the three month period ending March 31, 2000 was $149,622, which represents a 23% decrease as compared to same period costs of $193,747 for 1999; this decrease is attributable in part to the reduction of sales efforts and corresponds generally to the reduction in revenues. Costs of revenue did not decrease in precise alignment with the percentage decrease in revenues because some costs were fixed and did not fluctuate with sales activity. Management expects the costs of revenue to remain stable during the next period, as it expects to continue its operation in similar fashion during that time.


Gross Loss

Gross Loss is calculated as revenues less the cost of revenues, which consists primarily of the cost of maintaining the Castnet.com Internet. These costs are telephone access, software and hardware maintenance and depreciation of equipment. For the three months ending March 31, 2000, gross loss of $30,350 represented an increase of 267% or $22,077 as compared to same period loss of $8,273 for 1999. Management expects the gross loss to remain stable during the next quarter, as it expects to continue its operation in similar fashion during that time.


Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the three months ended March 31, 2000, SG&A of $465,970 increased by 68% or $188,323 from same period SG&A of $277,647 for 1999. Significant expenditures were made for telecommunications, new computer equipment, and repairs, as well as use of outside consultants for applications and programming maintenance services and outside legal counsel for litigation of one claim. Management expects SG&A to increase in the future as an executive staff is composed and a sales force is recruited, but is unable to estimate the percentage of such increases as it has no definitive plan or associated budget and is in the process of creating the same.

Gain On Settlement Of Payables

The Company realized a gain of $418,065 during the quarter which principally stemmed from the activities of legal counsel and staff in eliminating prior recorded debt for accrued billings from Pacific Bell. The Company took an aggressive position with Pacific Bell, asserting that it charged measured rates for services which it contended were to be billed at flat rates. The Company considers this a one-time gain, but is continuing efforts to reduce and settle outstanding recorded debts. If the Company continues to be successful in these efforts, it can expect to record additional gains on settlements of payables, but is unable to project the amount of such gains, as they are wholly dependent upon the activities of counsel, willingness of the parties to cooperate in reaching settlements, and the Company's cash flow.

Interest Expense

The Company recorded interest expense of $283,580 during the quarter which stemmed from its financing activities and the conversion of funds taken through a convertible note which provides for conversion of dollars received to stock through share issuance at a 40% discounted rate (See Liquidity & Capital Resources). At the time of conversion, all accrued interest is waived. The Company expects similar interest expenditures in the future, as it is presently financing its business activities through use of convertible debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business plans have required, and are expected to continue to require, substantial capital to fund operations, capital expenditures, repayment of debt, expansion of sales and marketing capabilities. During the quarter, the Company continued to draw on a line of credit established during 1999; the line of credit as previously disclosed is in the form of a finance arrangement which allows the Company to convert any outstanding debt accrued to payment through share issuance at a 40% discounted rate (40% from the actual trading rate in the market for Company's common stock). The discounted rate is intended to compensate for the restricted nature of the stock and for the interest which is otherwise forgiven through conversion. One half of the discount (20%) is allocated to compensate for the restricted nature of the stock and the remaining half (20%) is allocated to compensate for interest which is otherwise forgiven through conversion. The Company has been asked by the lender to re-allocate the discount to reflect an allocation of 75% of the discount to the restricted nature of the stock and 25% of the discount to the forgiven interest and is evaluating the request in conjunction with applicable accounting practices; this may result in a change in future statements. During the quarter, the Company entered into negotiations for a private placement which would involve receipt of funds convertible to shares at a 30% discounted rate; these negotiations have not concluded.

The Company believes that its line of credit will be sufficient to meet its working capital demands for the next month. If additional funds are raised through the issuance of equity securities, the Company's existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, may not be on terms favorable to the Company or its shareholders. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to slow down or stop the expansion of its business or cease operations altogether. Any of these events could harm the Company's business, financial condition or results of operations.

YEAR 2000 COMPLIANCE

The year 2000 risk is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. During the period ending March 31, 2000, the critical date for year 2000 risks passed without incident; it does not appear that the Company will be materially affected by year 2000 risks.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Bragman, Nyman & Cafarelli v. The Entertainment Internet, Inc.
--------------------------------------------------------------
Los Angeles Municipal Court, West Los Angeles District
Filed June 11, 1999, Case No. 99T01400

The Company was engaged in one action involving a creditor for services allegedly rendered and unpaid for $14,312.61; the claim sought monetary relief only in that amount. The Company investigated the history behind the alleged obligation, and asserted that there was a failure of consideration, more specifically, that the claimant did not provide services or perform in accordance with the alleged contract. The Company took a contrary position to that of claimant, asserting that payments were not and are not presently due. On May 5, 2000, the Court ordered the Plaintiff's claim dismissed without prejudice.


Breakdown Services, Ltd., v. Only Multimedia Network, Inc./Castnet.com
----------------------------------------------------------------------
Federal District Court for the Central District of California
Filed: May 6, 1998, No. CV 98-3500-GHK (BQRx)

The Company is presently engaged in an action involving a third-party claim for copyright infringement and violation of an earlier settlement agreement that included a stipulated injunction. The Company is vigorously defending the action and earlier prevailed through house counsel's opposition to claimant's request for an Order to Show Cause. The court ruled in EINI's favor that Breakdown Services improperly applied for ex parte relief without satisfying the Local Rule mandates for a prior meeting of counsel. Breakdown Services thereafter met with house counsel and outside counsel (engaged for the continued litigation) and re-filed its motion. The Company believes the claimant is not entitled to relief, and asserted misuse of copyright as a defense in the action. Since the date of the Company's initial filing, the Company was been ordered to show cause as to why it should not be found in contempt of court; on May 8, 2000, the Court ruled that Castnet.com violated an earlier agreed-upon injunction and fined it $25,000 for each of 9 incidents argued to be violative of the Company's prior agreement with Plaintiff and may award attorneys' fees and costs, which have been demanded in the amount of $62,052.50. The Company presently intends to appeal the ruling. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

John  K.  Sloatman,  III  (Sloatman),   Kathryn  Thyne  (Thyne),  Wendy  Pachter
--------------------------------------------------------------------------------
(Pachter),  and Kenneth Cronon (Cronon) v. Only Multimedia Network, Inc. (OMNI);
--------------------------------------------------------------------------------
The Entertainment  Internet,  Inc. (TEI); Paul Kessler (P. Kessler); Jon Kessler
--------------------------------------------------------------------------------
(J.  Kessler);  Sandy  Kessler  (S.  Kessler) ; Thom Mount  (Mount);  Gene Davis
--------------------------------------------------------------------------------
(Davis);  Rod Pyle  (Pyle);  Richard  Horgan  (Horgan);  Rick  LaFond  (LaFond);
--------------------------------------------------------------------------------
Christian Johnston (Johnston); Phil Gustlin (Gustlin);  Bristol Asset Management
--------------------------------------------------------------------------------
IV, LLC (Bristol); Jeffer, Mangels, Butler, Marmaro, LLP (Jeffer, Mangels); John
--------------------------------------------------------------------------------
Neuhauser  (Neuhauser);  Ambient Capital (Ambient);  Jeremy Schuster (Schuster);
--------------------------------------------------------------------------------
and DOES 1-50.
--------------
Los Angeles Superior Court, Central District
Filed March 31, 2000; Case BC227511

The Company is presently reviewing a lawsuit filed by former directors and affiliates, although it has not been properly served with the complaint therefor. The complaint received by the company includes the following causes of action:

1. Claim of breach of written employment contract by Sloatman against OMNI and TEI; this claim alleges Sloatman entered into an eighteen (18) month written employment contract with OMNI on May 24, 1996 and was terminated without cause on June 5, 1998 (23+ months later); Sloatman claims damages in an amount to be proven at trial, and alleges damages of lost wages, fringe benefits, and reputational losses. The complaint received by the Company did not include the written contract referenced, as required by law. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless. The Company expects to appropriately and timely assert that the alleged agreement expired prior to the termination of claimant.

2. Claim of breach of written employment contract by Thyne against OMNI and TEI; this claim alleges Thyne entered into an eighteen (18) month written employment contract with OMNI on May 24, 1996 and was terminated without cause on June 5, 1998 (23+ months later); Thyne claims damages in an amount to be proven at trial, and alleges she suffered damages of lost wages, lost fringe benefits, and reputational losses. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled is meritless. The Company expects to appropriately and timely assert that the alleged agreement expired prior to the termination of claimant.

3. Claim of breach of oral contract by Sloatman and Thyne against OMNI, TEI and P. Kessler: This claim alleges Sloatman and Thyne entered into an oral agreement with Kessler whereunder they would have continued employment with OMNI and "additional perks such as a $75,000 signing bonus to continue running OMNI and an additional 200,000 in option shares each and a waiver of the Bristol proxy status." Claimants seek damages in an amount to be proven at trial, specific performance, a constructive trust regarding stock options and return of their initial investment in OMNI. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is barred by the statute of frauds, is not adequately pled and is meritless.

4. Inducing breach of contract by Sloatman and Thyne against P. Kessler, Neuhauser, Gustlin: This claim alleges defendants induced a breach of Sloatman's and Thyne's alleged written and oral contracts and forced claimants out of the Company. Claimants seek damages in an amount to be proven at trial, specific performance, a constructive trust regarding stock options and return of their initial investment in OMNI. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is barred by the statute of frauds, is not adequately pled and is meritless.

5. Breach of covenant of good faith and fair dealing by Sloatman and Thyne against OMNI, TEI and P. Kessler: This claim alleges OMNI, TEI and Kessler breached a covenant of good faith and fair dealing by failing to advise Sloatman and Thyne of their alleged intent to force such persons out of the company. This cause seeks economic losses in an amount to be proven at trial. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is barred by the statute of frauds, is not adequately pled and is meritless.

6. Violation of California Labor Code by Sloatman, Thyne and Pachter against OMNI and TEI: This claim alleges OMNI and TEI failed to pay wages allegedly earned. This cause seeks recovery of wages, penalty in the amount of 30 days of wages, attorney's fees and costs. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is barred by the statute of frauds, is not adequately pled and is meritless.

7. Fraudulent or unfair business practices by Sloatman and Thyne against P. Kessler, Neuhauser, Gustlin, Mount and Pyle: This claim alleges defendants knew of a relationship between claimants and their customers and falsely told them claimants engaged in fraud and criminal activity and accused claimants of stealing computer equipment and mismanaging the corporation. This cause seeks damages in an amount to be proven at trial, attorney's fees and costs. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

8. Interference With Prospective Economic Advantage by Sloatman and Thyne against P. Kessler, Neuhauser, Gustlin, Mount and Pyle: This claim alleges defendants told claimant's customers that claimants engaged in fraud and criminal activity and accused claimants of stealing computer equipment and mismanaging the corporation. This cause seeks damages in an amount to be proven at trial and punitive damages. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

9. Unjust enrichment by Sloatman and Thyne against P. Kessler, Neuhauser, Gustlin, Mount and Pyle: This claim alleges defendants acted to deceive claimants as to their rights to participate in OMNI's and TEI's stock option plan. This seeks "the relief set forth below" but does not reference any particular paragraph or relief sought. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

10. Fraud by Sloatman, Thyne, Pachter & Cronon against P. Kessler, Mount, Gustlin, Davis, Pyle and Neuhauser: This claim alleges defendants misrepresented material facts. This cause seeks damages in an amount to be proven at trial and punitive and exemplary damages. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

11. Civil conspiracy to defraud by Sloatman, Thyne, Pachter & Cronon against P. Kessler, Neuhauser, Davis, Gustlin, Mount, Pyle, Bristol, Ambient, Schuster, S. Keller, and J. Kessler: This claim alleges a conspiracy to defraud. This cause seeks damages in an amount to be proven at trial and punitive and exemplary damages.

12. Negligent Misrepresentation by Sloatman, Thyne, Pachter & Cronon against P. Kessler, Mount, Gustlin, Davis, Pyle and Neuhauser: This claim alleges negligent misrepresentations and seeks damages in an amount to be proven at trial and punitive and exemplary damages. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

13. Damages by Sloatman, Thyne, Pachter, and Cronon against P. Kessler, Gustlin, Mount, Pyle and Schuster: This claim alleges defendants disseminated false press releases and affected the market of TEI's stock. This cause seeks damages equal to the value of claimant's original investment and the value of such investments on the date claimant's alleged demand for surrender of the same, plus interest. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

14.  Misrepresentation  by Pachter  and Cronon  against P.  Kessler,  Neuhauser,
     Gustlin, Mount, Pyle and Schuster: This claim alleges defendants misrepresented or omitted material facts relating to a proposed merger and seeks damages in an amount to be determined at trial. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

15. Defamation by Sloatman and Thyne against P. Kessler, Gustlin, Davis, Neuhauser, Horgan, LaFond, Johnston and Pyle: This claim alleges defendants defamed claimants and seeks damages in an amount to be determined at trial. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

16. Conspiracy to commit defamation by Sloatman and Thyne against P. Kessler, Gustlin, Davis, Neuhauser, Horgan, LaFond, Johnston, and Pyle: This claim alleges defendants conspired with the intent to injure plaintiffs and seeks damages in an amount to be proven at trial. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

17. Accounting by Sloatman, Thyne, Pachter, and Cronon against OMNI, TEI, P. Kessler, Neuhauser, Gustlin, Mount, Davis, Pyle and Schuster: This claim seeks an accounting for what is ambiguously alleged as "claimants' property, funds, accounts and records." The claim seeks an accounting of defendants purchases and sales of OMNI and TEI stock. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

18. Declaratory relief by Sloatman and Thyne against OMNI and TEI: This claim alleges breach of contracts for employment and stock options and seeks a judicial declaration that Sloatman and Thyne may exercise their alleged stock options. The Company takes a contrary position to that of claimant on this cause of action, asserting that such cause is not adequately pled and is meritless.

19.  Professional  Malpractice by Sloatman,  Thyne and Pachter  against  Jeffer,
     Mangels: This claim alleges the law firm representing the Company agreed to represent claimants in their individual capacity as employees of OMNI and TEI and created an irreconcilable conflict of interest; the claim seeks damages in an amount to be proven at trial. The Company is not involved with this cause of action.

20.  Breach of fiduciary duty by Sloatman, Thyne Pachter against Jeffer Mangels:
     This claim alleges the law firm representing the Company breached a duty to act in good faith, to provide competent legal and investment advice, to avoid personal gains, to avoid attempting to obtain secret profits, to refrain from using undue influence and to properly counsel claimants, as well as alleging general breach of fiduciary duty. The claim seeks damages in an amount to be proven at trial together with special, punitive and exemplary damages. The Company is not involved with this cause of action.

The Company believes each and every cause of claimant's action is meritless and intends to vigorously defend the same through outside counsel. While the Company doubts the merits of claimants' action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company. Costs associated with defense of the action may also may materially and adversely affect the financial condition and viability of the Company if the Company is unable to recover the same.

Other legal proceedings are as previously disclosed, with no significant or material developments to report.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     27.1 - Financial Data Schedule

     (b)   Reports on Form 8-K

     An 8-K Report was filed in April 2000, to report that on December 27, 1999, the Board of Directors approved an increase in the authorized common stock of the corporation from 50 million shares common to 75 million shares common.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ENTERTAINMENT INTERNET, INC.


                                        /s/ Michael Solomon
                                   By: -----------------------
                                         Michael Solomon
                                         Chief Executive Officer &
                                         Chief Financial Officer



Date:  May 19, 2000