Form 10QSB
period 2000-06-30
ENTERTAINMENT INTERNET INC
filed 2000-08-18
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

      [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 15, 2000 - 47,137,916 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
                        Yes   [ ]   No [X]

                        THE ENTERTAINMENT INTERNET, INC.
                                      Index

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Condensed Consolidated Balance Sheet as of June 30, 2000           2

       Consolidated Statements of Operations for
       the three months ended June 30, 2000 and 1999                      3

       Consolidated Statements of Operations for
       the six months ended June 30, 2000 and 1999                        4

       Consolidated  Statements  of Cash  Flows for
       the six months ended June 30, 2000 and 1999                        5

       Notes to Condensed Consolidated Financial Statements               6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          15
     Item 2.  Changes In Securities                                      18
     Item 5.  Other Information                                          19

SIGNATURES                                                               20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE ENTERTAINMENT INTERNET, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $    99,866
   Prepaid expenses                                          476,776
                                                         -----------
     Total current assets                                    576,642

PROPERTY AND EQUIPMENT, net                                  527,106
OTHER ASSETS                                                  11,228
                                                         -----------
TOTAL ASSETS                                             $ 1,114,976
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   2,287,921
   Deferred revenue                                          209,727
   Debentures payable                                        437,000
   Convertible notes payable - stockholders                  977,000
   Capital lease obligations, current portion                 24,404
                                                         -----------
     Total current liabilities                             3,936,052

NOTES PAYABLE - STOCKHOLDERS                                 500,453
CAPITAL LEASE OBLIGATIONS, less current portion               66,791
                                                         -----------
TOTAL LIABILITIES                                          4,503,296
                                                         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred Stock, no par value, 1,000,000
    shares authorized, 5,400 shares issued and
    outstanding                                            2,032,300
  Common Stock, $.001 par value, 75,000,000
   shares authorized, 46,937,916 shares issued
   and outstanding                                            46,938
  Additional paid-in capital                               7,872,303
  Shares be issued                                           700,000
  Accumulated deficit                                    (14,039,861)
                                                         -----------
     Total stockholders' deficiency                       (3,388,320)
                                                         -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                              $ 1,114,976
                                                         ===========

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000          1999
                                             ------------    ----------

REVENUE                                      $    138,921    $  212,457

COST OF REVENUE                                   115,890       100,908
                                             ------------    ----------

GROSS PROFIT                                       23,031       111,549

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        1,849,351       707,187
                                             ------------    ----------

LOSS FROM OPERATIONS                           (1,826,320)     (595,637)
                                             ------------    ----------
OTHER INCOME (EXPENSES)
  Cancellation of shares previously
   Issued for service rendered                    286,700             -
  Gain on settlement of payable                    16,560             -
  Interest expense                               (318,810)      (15,555)
                                             -------------   ----------
  Total Other Income (Expense)                   ( 15,550)      (15,555)
                                             -------------   ----------
LOSS BEFORE INCOME TAXES                       (1,841,870)     (611,192)

INCOME TAXES                                           -             -
                                             ------------    ----------

NET LOSS                                     $ (1,841,870)   $ (611,192)
                                             ============    ==========

BASIC AND DILUTED LOSS PER SHARE             $     (0.04)    $    (0.03)
                                             ============    ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           46,272,298    22,818,302
                                             ============    ==========

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                  2000          1999
                                             ------------    ----------

REVENUE                                      $    258,193    $  397,931

COST OF REVENUE                                   282,912       294,655
                                             ------------    ----------

GROSS PROFIT (LOSS)                               (24,719)      103,276

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        3,348,002       979,579
                                             ------------    ----------

LOSS FROM OPERATIONS                           (3,372,721)    ( 876,303)
                                             ------------    ----------
OTHER INCOME (EXPENSES)
  Cancellation of shares previously
   Issued for service rendered                    286,700             -
  Gain on settlement of payable                   434,625             -
  Interest expense                             (  602,390)    (  55,822)
                                             -------------   ----------
  Total Other Income (Expense)                   118,935      (  55,822)
                                             -------------   ----------
LOSS BEFORE INCOME TAXES                       (3,253,786)     (932,125)

 INCOME TAXES                                           -             -
                                             ------------    ----------

NET LOSS                                     $ (3,253,786)   $ (932,125)
                                             ============    ==========

BASIC AND DILUTED LOSS PER SHARE             $     (0.07)    $    (0.06)
                                             ============    ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           45,496,688     15,868,898
                                             ============    ==========

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                          2000          1999
                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,253,786)     $(932,129)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization expense                   55,268         57,589
  Gain on settlement of accounts payable              (  434,623)             -
  Common stock issued for services                       791,853              -
  Warrants issued for services                           692,520              -
  Cancelled stock issued for services                 (  287,200)
  (Increase) decrease in:
   Accounts receivable                                         -           (739)
   Prepaid expenses                                      482,855         32,540
   Other assets                                                               -
  Increase (decrease) in:
   Accounts payable and accrued expenses                 871,223)      (190,850)
   Deferred revenue                                      (46,376)        23,704
                                                      -----------    -----------
Net cash used in operating activities                 (1,128,267)    (1,009,885)
                                                      -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                  (  180,928)      (109,734)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdraft                                   -        (19,295)
  Advances from affiliated company                             -        199,888
  Proceeds from issuance of notes payable
    To shareholder                                             -      1,615,930
  Repayment of notes payable                          (    4,000)      (546,362)
  Proceeds from convertible debentures                   703,000
  Repayment of convertible debentures                          -        (47,500)
  Proceeds from stock purchase not yet issued            700,000
  Payment on capital lease obligation                 (    2,654)      ( 14,499)
                                                      -----------    -----------
Net cash provided by financing
 activities                                            1,396,346      1,188,162
                                                      -----------    -----------
NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                   87,151         68,543

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    12,714          7,482
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $   99,866     $   76,025
                                                      ==========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2000 and 1999, the Company paid no interest and no income taxes.

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by The Entertainment Internet, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2000 and 1999, the Company had potentially dilutive securities of 7,371,380 and 4,409,335, respectively.

NOTE 3 - SHARES PURCHASED BUT NOT ISSUED

The Company has an informal agreement with Mr. Michael Zwebner as an investors' to purchase stock. During the six months ended June 30, 2000, Mr. Zwebner's investors funded this purchase with $700,000. For accounting purposes, that amount has been classified as equity for shares not yet issued.

NOTE 4 - INVESTING AND FINANCING TRANSACTIONS

During the six months ended June 30, 2000, the Company issued 2,855,938 shares of its common stock for services rendered. The shares were valued at an aggregate amount of $788,997, which was the fair market value of the stock as of the date of issuance. Also, during the six months ended June 30, 2000, the Company issued warrants to purchase 2,050,000 shares of the Company's common stock. The warrants were valued at an aggregate amount of $692,520, at a value based on the Black-scholes option pricing model. In addition, a certificate for 500,000 shares issued for services rendered was returned and cancelled with no impact on the income statement.

NOTE 5 - SETTLEMENT

During the six months ended June 30, 2000, the Company settled debts with Pacific Bell for telephone and internet connections. The amount relieved from liabilities was $434,623.

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

The following discussion should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999, included in its Annual Report on Form 10-KSB, and for the period ended June 30, 2000 included in this Quarterly Report on Form 10Q-SB, and amendments thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will continue in the future.

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

During 1999, the Company assessed its technological infrastructure and the systems used to operate the Castnet.com(TM) databases and determined that such infrastructure and systems should be upgraded and redesigned; this determination was made as new databases were being developed to create revenue streams for the Company.

The Company's older databases used software which was not Year 2000 compliant or scalable to meet the objectives of the Company's growth plans. The determination was made during the second quarter of 1999 to program and design new service databases using modern languages and software; the Company attempted to meet its programming objectives in-house but was unable to do so. When the Company engaged outside vendors, such efforts resulted in a split application of technology, whereby the Castnet.com(TM) actors databases were not operating in harmony with the databases developed during the fourth quarter of 1999 and first quarter of 2000 for CastnetBabies.com, CastnetExtras.com, and CastnetRealPeople.com. The Company decided that the solution rested with redesign (of the system architecture), reprogramming and modernization of the Castnet.com(TM) core database and associated web pages, and concentrated its first quarter efforts on effecting such redesign, sourcing vendors for programming, and negotiating for provision of services. The Company determined that it would not be prudent or otherwise in its best interests to expand the membership of its Castnet.com(TM)core database during this period and until the new architectures and programs are operable and ready for introduction; the Company halted all regional sales efforts. Such action ordinarily causes a downturn in revenue but the Company believes it must operate in a credible, responsible manner and refrain from expansion of its Castnet.com(TM) membership base where such expansion could result in interruption of service or other problems which could negatively impact upon its good reputation within the entertainment industries; this conservative approach is expected to result in the retention of what the Company believes is a favorable perception of and regard for the Company within the entertainment industries.

To further develop the Company's good standing within the entertainment industries, the Company approached director Thom Mount, President of the Producers Guild of America (PGA), in July, 1999, and requested a formal association with the PGA. Mr. Mount referred the Company to the PGA's Board of Directors, which undertook a lengthy (8-9 mos.) review process which ultimately resulted during the quarter in an official "blessing" of Castnet.com(TM)'s services by the PGA, which is now working in concert with the Company to develop services tailored to the needs of producers. A PGA committee also works with the Company to provide feedback regarding its current services and input relating to development of new services and growth into new markets. While no revenue or material impact has been realized from this activity, the Company believes its association with the PGA will allow it to develop a base of producers who use the Castnet.com(TM)services as part of their daily production activities.

The Company continued to concentrate efforts on elimination of legal claims and recorded liabilities which stressed operations and threatened its continued existence.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 vs. 1999
----------------------------------------------------------------
THE ENTERTAINMENT INTERNET, INC.
--------------------------------

General

During the second quarter, efforts were concentrated on redesign of the Company's databases from a visual and technological perspective. The Company's C.E.O. engaged a branding agency; their second quarter initiatives included redesign of certain Castnet.com(TM) website pages. The branding agency's deliverables did not include programming services; for this reason, the Company sourced a mid-tier vendor to provide the programming and technological expertise needed to deliver completed databases, source and evaluate software, hardware, and web-service vendors, analyze hosting and co-location solutions, and to provide generally services which would otherwise be provided by a team of technology officers. During the quarter, the programming team began construction of the working model of the new Castnet.com(TM)website; at the close of the quarter, the first operable website pages were reviewed by the Company. The Company anticipates the need for additional design work, however, and may choose to re-evaluate use of its branding agency in the event its vision is not incorporated into the work produced by such agency.

Secondary efforts included removal of unpaid members from the Castnet.com(TM) databases. Formerly, it was the Company's practice to "front-load" members without charge, to create a database of talent which could be used by casting directors regardless of paid membership status. The Company determined it in its best interest to remove unpaid subscribers, many of whom had outdated profiles and lacked routine contact with the Company, to increase the integrity of its system. In contrast to systems operated by competitors, where talent remains included despite a lack of participation or payment, and where contact data may be inaccurate or inappropriate for use by casting directors and other industry professionals to make contact, the Company believes its system and the deletion of aged accounts gives it better standing within the entertainment community.

Tertiary efforts focused on sourcing and evaluating businesses suited for strategic alliances with the Company. Such efforts included identification of a company believed to be well-suited for integration of technology and marketing resources and which is receptive to such an arrangement. This type of alliance would, if framed, potentially reduce the need for expenditures for hardware and software presently estimated to required in amounts exceeding $1,250,000. The Company will continue pursue this type of strategic alliance and report as required through 8-K or other filings or disclosure statements. The Company also sourced vendors to provide state-of-the-art services for its websites, including streaming video, voice-over processing, real-time news and live chat. Each of these vendors is being evaluated for potential integration of services into the new Castnet.com(TM) program under development.

The Company also continued its efforts to reduce existing liabilities and aggressively defend claims levied against it; these efforts included resolution of the claims of the company's single largest creditor, as more fully discussed in Part II, Item 1, Legal Proceedings.

Revenues

Revenues consist of membership fees for Castnet.com(TM) services and a small amount of income from advertising where the Company has not yet implemented a plan to significantly develop its advertising revenue stream. Castnet.com(TM) members pay a fee in advance for an extended period of time, generally twelve months. The fees are prorated and recorded as revenue over that period of time. For the three months ended June 30, 2000, revenues of $138,921 represented a 35% decrease as compared to revenues of $212,457 for the same period of 1999. This decrease was expected after management determined that it would be in the Company's best interests to concentrate its efforts on redesign of the Castnet.com(TM) database architecture used to support the services offered by the Company and, while doing so, to reduce sales efforts which could otherwise result in an overload of the Castnet.com(TM) system and potential interruption of services. Regional sales efforts, comprised of sales efforts in metropolitan markets outside greater Los Angeles, were halted during the fourth quarter of 1999; regional sales previously represented approximately 20% of revenues; as a result, there were no revenues from regional sales to contrast or compare to same period revenues for the first quarter of 1999. Management expects revenues to remain substantially the same during the next reporting period, as it is presently impacted by a strike within the Screen Actors Guild and does not expect introduction of its new systems until some time during the latter part of the third or fourth quarter of 2000.


Cost of Revenue

Cost of Revenue for the three month period ending June 30, 2000 was $81,925, which represents a 19% decrease as compared to same period costs of $100,908 for 1999; this decrease is attributable in part to the use of outside consultants to maintain technical aspects of the Castnet.com(TM) websites. Costs of revenue did not decrease in alignment with the percentage decrease in revenues because the majority of costs were fixed and did not fluctuate with sales activity. Management expects the costs of revenue to remain stable during the next period, as it expects to continue its operation in similar fashion during that time.


Gross Profit

Gross Profit is calculated as revenues less the cost of revenues, which consists primarily of the cost of maintaining the Castnet.com(TM) Internet. These costs are telephone access, software and hardware maintenance and depreciation of equipment and the salaries of personnel who maintain the system. For the three months ending June 30, 2000, gross profit of $56,996 represented a decrease of 49% as compared to a same period profit of $111,549 for 1999. Management expects the gross profit to increase during the next quarter through a rebuilding of its sales force, elimination of costs associated with local network "pops" used to provide clients with dial-up Internet access. The level of the increase cannot presently be estimated, however, as it will be primarily dependent upon the impact of a strike within the Screen Actors Guild.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the three months ended June 30, 2000, SG&A of 1,596,616 increased by 125% from same period SG&A of $707,187 for 1999. During the second quarter, $108,333 was accrued for the salaries of the Company's two chairmen; $327,596 was recorded for options issued to Mr. Hadid; $264,000 was recorded for issuance of stock to Mr. Hadid (the options and stock are one-time issuances). Significant expenditures were made for communications, repairs and use of outside legal counsel for certain litigation. Management expects SG&A to increase in the future as a sales force is recruited, but is unable to estimate the percentage of such increases as it has no definitive plan or associated budget and is in the process of creating the same.

Interest Expense

For the three months ending June 30, 2000, the Company recorded interest expense of $318,810; this represented an increase of of 1949% from same period 1999 expenses of $15,555. Interest expenses stemmed from the Company's financing activities and the conversion of funds taken through a convertible note which provides for conversion of dollars received to stock through share issuance at a 40% discounted rate (See Liquidity & Capital Resources). The Company expects similar interest expenditures in the future, as it is presently financing its business activities through use of convertible debt instruments.

Gain On Settlement/Extinguishing Debt

For the three months ending June 30, 2000, the Company recorded a gain of $16,560 through settlement/extinguishing of debt; this category was not applicable to the same period for 1999, when the Company was accruing debt. A primary gain of $418,065 was realized during the first quarter and stemmed from the activities of legal counsel and staff in eliminating prior recorded debt for accrued billings from Pacific Bell; the gain realized during this quarter was a secondary gain from settlement of additional Pacific Bell accounts.


RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2000 vs. 1999
----------------------------------------------------------------
THE ENTERTAINMENT INTERNET, INC.

Revenues

For the six months ended June 30, 2000, revenues of $258,193 represented a 35% decrease as compared to revenues of $397,931 for the same period of 1999. This decrease was expected after management determined that it would be in the Company's best interests to concentrate its efforts on redesign of the Castnet.com(TM) database architecture used to support the services offered by the Company and, while doing so, to reduce sales efforts which could otherwise result in an overload of the Castnet.com(TM) system and potential interruption of service complaints. Management expects revenues to remain substantially the same during the next reporting period, as it is presently impacted by a strike within the Screen Actors Guild and does not expect introduction of its new systems until some time during the latter part of the third or fourth quarter of 2000.

Cost of Revenue

The Cost of Revenue for the six month period ending June 30, 2000 was $248,947, which represents a 16% decrease as compared to same period costs of $294,655 for 1999; this decrease is attributable in part to the use of outside consultants to maintain technical aspects of the Castnet.com(TM) websites. Management expects the costs of revenue to remain stable during the next period, although the Company may realize a a slight decrease in costs of revenue through elimination of local network "pops" currently used to provide clients with dial-up Internet access.

Gross Profit

Gross Profit is calculated as revenues less the cost of revenues, which consists primarily of the cost of maintaining the Castnet.com(TM) Internet service and sites. These costs are telephone access, software and hardware maintenance, depreciation of equipment and the salaries of personnel who maintain the system. For the six months ending June 30, 2000, gross profit of $9,246 represented a 91% decrease as compared to same period gross profit of $103,276 for 1999; this was attributable to a downturn in sales and the impact of the strike within the Screen Actors Guild. Management expects the gross profit to increase during the next quarter through a rebuilding of its sales force, elimination of costs associated with local network "pops" used to provide clients with dial-up Internet access. The level of the increase cannot presently be estimated, however, as it will be primarily dependent upon the impact of a strike within the Screen Actors Guild.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the six months ended June 30, 2000, SG&A of 3,095,265 increased by 214% from same period SG&A of $984,833 for 1999. During the six months ended June 30, 2000, $168,145 was accrued for the salaries of the Company's two chairmen; $106,080 was recorded for issuance of stock to Mr. Solomon; $168,933 was recorded for options issued to Mr. Solomon; $327,596 was recorded for options issued to Mr.
Hadid; $264,000 was recorded for issuance of stock to Mr. Hadid (all of the aforereferenced options and stock are one-time issuances).

Significant expenditures were made for accountancy services, communications, and repairs, as well as use of outside consultants for applications and programming maintenance services and outside legal counsel for litigation of certain claims. Accountancy expenses of $88,227 increased by 883% from same period 1999 expenditures of $8,975; this was due to audit expense and expenses relating to preparation of 10-SB/A filings; additionally, in 1999, the Company paid a salary for a Chief Financial Officer; that expense was not incurred for the six month period ending June 30, 2000, during which time the same functions were performed by outside consultants. Legal expenses of $710,045 represented an increase of 363% from same period 1999 expenditures of $195,137 and were attributable to the mass of litigation claims being defended by the Company; legal expenses included a retainer to new counsel in a currently pending matter. Directors' and Officers' (D&O) liablility insurance expense of $25,591; there was no premium for D&O in the same period of 1999; the inflated level of the policy premiums are due in part to the financial condition of the corporation. Promotional expense of $695,220 represented an increase by 4167% from same period 1999 expenditures of $16,290; same period 1999 expenditures did not include any significant advertising or promotion; same period 2000 expenditures were due in part to participation in outside events such as Cinco de Mayo and ActorFest and the advertising expenditures associated therewith. The Company also incurred $6,115 in expenses relating to EDGARization (coding and formatting) of SEC filings; this category of expenses was not present in 1999, when the Company was in development stage only. Other expenses, while individually insignificant, resulted in the balance of the change. Management expects SG&A to decrease in the future as legal expenses decrease, but is unable to estimate the percentage of such increases because it cannot presently estimate the timing for resolution of claims.


Interest Expense

For the six months ended June 30, 2000, the Company recorded interest expense of $602,390; this represents a 979% increase from same period 1999 expenses of $55,822. Interest expenses stemmed from the Company's financing activities and the conversion of funds taken through a convertible note which provides for conversion of dollars received to stock through share issuance at a 40% discounted rate (See Liquidity & Capital Resources). The Company expects similar interest expenditures in the future, as it is presently financing its business activities through use of convertible debt instruments.


Gain On Settlement/Extinguishing Debt

For the six months ending June 30, 2000, the Company recorded a gain of $434,625 through settlement/extinguishing of debt; this category was not applicable to the same period for 1999, when the Company was accruing debt. The primary gain of $418,065 was realized during the first quarter and stemmed from the activities of legal counsel and staff in eliminating prior recorded debt for accrued billings from Pacific Bell. The Company took an aggressive position with Pacific Bell, asserting that it charged measured rates for services which it contended were to be billed at flat rates, and was able to obtain a favorable settlement. The secondary gain of $16,560 was realized through settlement of additional Pacific Bell accounts.

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

During the quarter, the Company also continued negotiations for a private placement which would involve receipt of funds convertible to shares at a 30% discounted rate; these negotiations have not concluded, but $700,000 of funds have been received under a general agreement that provides that the conversion rate shall be no more favorable than that which would allow share issuance at a 30% discounted rate. The agreement is expected to be finalized during the third quarter.

The Company expects to incur quarterly expenses of approximately 2,500,000 andbelieves that its line of credit and financing available through private placement will be sufficient to meet its working capital demands for the next quarter. If funds are raised through the issuance of equity securities, the Company's existing shareholders will experience significant dilution. Furthermore, if additional financing is needed, it may not be available or, if available, may not be on terms favorable to the Company or its shareholders. If sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to slow down or stop the expansion of its business or cease operations altogether. Any of these events could harm the Company's business, financial condition or results of operations.

YEAR 2000 COMPLIANCE

The year 2000 risk is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. As the critical date for Year 2000 risks passed during the first quarter, and there were no Year 2000 problems experienced by the Company during the second quarter, it does not appear that the Company will be materially affected by year 2000 risks.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Bakkiam Subbiah v. Only Multimedia Network, Inc., f/k/a (sic) The Entertainment
-------------------------------------------------------------------------------
Internet, Inc.
--------------
Federal District Court for the Central District of California
Filed: November 4, 1999, No. CV 99-11472(SVW)

The Company resolved this matter on July 7, 2000, through entry into a structured settlement and stipulation, which related to Only Multimedia Network, Incorporated's failure to pay in accordance with a $100,000 investment agreement entered into during 1996. The investment agreement included 200,000 cancelable adjustable warrants (which were exercised), 100,000 Class AA warrants (not yet exercised), and 10% interest due on a $95,000 promissory note. The stipulation, entered by the Court on August 9, 2000, provides a payment plan which effectively extends the obligation by more than one year along with stepped incentives for reduction of the accrued debt. In the event the Corporation satisfies its obligations within thirty (30) days of entry by the Court of the stipulation, the debt shall be reduced by $22,500; if within sixty (60) days, the debt shall be reduced by $11,250. The Company intends to fully perform its obligations under the settlement and stipulation and expects the Court to enter the same as requested.

Capital York, Inc. v. The Entertainment Internet, Inc., Scott MacCaughern,  and
--------------------------------------------------------------------------------
MacCaughern Trade Development
-----------------------------
Superior Court of New Jersey, Monmouth County
Filed August 15, 1999, No. L406199

The Company drafted its third version of a settlement agreement requested by Plaintiff on July 10, 2000, and expects this matter to be resolved (and the underlying case dismissed) without payment by the Company of consideration of any kind. The Company is not expected to undertake any responsibilities with respect to any settlement agreement.

Breakdown Services, Ltd., v. Only Multimedia Network, Inc./Castnet.com
----------------------------------------------------------------------
Federal District Court for the Central District of California
Filed: May 6, 1998, No. CV 98-3500-GHK (BQRx)

The Company is presently engaged in an action involving a third-party claim for copyright infringement and violation of an earlier settlement agreement that included a stipulated injunction. The Company is vigorously defending the action and earlier prevailed through house counsel's opposition to claimant's request for an Order to Show Cause. The court ruled in EINI's favor that Breakdown Services improperly applied for ex parte relief without satisfying the Local Rule mandates for a prior meeting of counsel. Breakdown Services thereafter met with house counsel and outside counsel (engaged for the continued litigation) and re-filed its motion. The Company believes the claimant is not entitled to relief, and asserted misuse of copyright as a defense in the action. Since the date of the Company's initial filing, the Company was been ordered to show cause as to why it should not be found in contempt of court; on May 8, 2000, the Court ruled that Castnet.com(TM) violated an earlier agreed-upon injunction and fined it $25,000 for each of 9 incidents argued to be violative of the Company's prior agreement with Plaintiff and may award attorneys' fees and costs, which have been demanded in the amount of $62,052.50. The Company filed a Notice of Appeal. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.


Wendy Pachter v. Only Multimedia Network and The Entertainment Internet, Inc.
--------------------------------------------------------------------------------
Superior Court for the State of California, County of Los Angeles
Filed July 21, 1999, Case No. BC 213 855

The Company resolved this matter on July 20, 2000, through entry into a Settlement Agreement related to Only Multimedia Network, Incorporated's (OMNI's) failure to pay promissory notes entered into or assigned to the Plaintiff in this action. The notes, ordinarily due in 2006, each contained a clause providing for acceleration in the event of an "amortization event," which Plaintiff argued occurred through OMNI's reverse triangular acquisition of TEI-California, a corporation that was merged into OMNI and disappeared as a result. The Company defended the action and agreed to provide a reduced aggregate payment in the amount of $200,000 to the Plaintiff in exchange for a release of all of Plaintiff's and her husband's (Ken Cronon's) claims, including those alleged in BC 227511 (Sloatman, infra.), excepting those which are alleged against the Company's prior counsel, Jeffer Mangels Butler Marmaro, LLP. The Company fully intends to perform its obligations under the Settlement Agreement, but provided a statute of limitations/case tolling agreement for BC 227 511, to allow Plaintiff to renew her claims in BC 227 511 (Sloatman, infra.) in the event of any uncured breach. No principal or interest was previously paid on the notes promissory notes, which were previously recorded in the amount of $275,453. The differential between the accrued interest and principal and the amount to be paid will be reflected as a gain for the Company. The case will be dismissed subject to the Court's continuing jurisdiction over performance of the Settlement Agreement.

John  K.  Sloatman,  III  (Sloatman),   Kathryn  Thyne  (Thyne),  Wendy  Pachter
--------------------------------------------------------------------------------
(Pachter),  and Kenneth Cronon (Cronon) v. Only Multimedia Network, Inc. (OMNI);
--------------------------------------------------------------------------------
The Entertainment  Internet,  Inc. (TEI); Paul Kessler (P. Kessler); Jon Kessler
--------------------------------------------------------------------------------
(J.  Kessler);  Sandy  Kessler  (S.  Kessler) ; Thom Mount  (Mount);  Gene Davis
--------------------------------------------------------------------------------
(Davis);  Rod Pyle  (Pyle);  Richard  Horgan  (Horgan);  Rick  LaFond  (LaFond);
--------------------------------------------------------------------------------
Christian Johnston (Johnston); Phil Gustlin (Gustlin);  Bristol Asset Management
--------------------------------------------------------------------------------
IV, LLC (Bristol); Jeffer, Mangels, Butler, Marmaro, LLP (Jeffer, Mangels); John
--------------------------------------------------------------------------------
Neuhauser  (Neuhauser);  Ambient Capital (Ambient);  Jeremy Schuster (Schuster);
--------------------------------------------------------------------------------
and DOES 1-50.
--------------
Los Angeles Superior Court, Central District
Filed March 31, 2000; Case BC 227 511

Defendants Bristol, P. Kessler, TEI, OMNI, Davis, Horgan, Johnson, LaFond, Pyle, Schuster filed a demurrer and motion to strike in this previously disclosed action; the demurrer, filed by outside counsel, was heard on June 22, 2000 and was granted in its entirety, with a strong admonition to Plaintiff and their counselors to refrain from use of the "shotgun approach" in naming defendants that have no connection with the allegations made; Plaintiffs were given thirty
(30) days leave to amend their complaint, which the court agreed was a garbled mess, and were told to refrain from naming persons in the complaint that were not involved in the Company at the time of the alleged acts or who were not actively associated with the conduct complained of by Plaintiffs. The Court refused Plaintiffs' pleas to consolidate and relate this case with another case filed by Wendy Pachter, which was previously set for trial on August 7, 2000 (the consolidation would have provided Pachter another year to conduct discovery and prepare her claims).

Plaintiffs Wendy Pachter and Ken Cronon have agreed to dismiss their claims in this action against all named defendants other than the law firm of Jeffer Mangels Butler Marmaro, LLP, as part of the Settlement Agreement entered into for Case BC 213 855 (Pachter, supra). Counsel for the remaining plaintiffs represented they would dismiss Jeremy Schuster and Christian Johnson from the action without prejudice.

The Company believes each and every cause of claimants' action is meritless and intends to continue to vigorously defend the same through outside counsel. While the Company doubts the merits of claimants' action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company. Costs associated with defense of the action may also may materially and adversely affect the financial condition and viability of the Company if the Company is unable to recover the same.

The Entertainment Internet, Inc. v. Castnet Communications, Inc.
--------------------------------------------------------------------------------
Not filed

The Company resolved this matter on July 17, 2000, through agreement with Castnet Communications, Inc. and its counsel for the latter to change its name to M Square Productions, Inc.; the claim was earlier referenced in the Company's initial filing (10-SB) as trademark infringement. The Company alleged that Castnet Communications, Inc. improperly and unlawfully made use of the name "Castnet" and sought to compel it to cease and desist from such activity. This matter was resolved without litigation, and the Company has confirmed the offending party's satisfaction of the name-change agreement.

Other legal proceedings are as previously disclosed, with no significant or material developments to report.


Item 2.   CHANGES IN SECURITIES

The Company is presently in the process of filing the Certificate of Designation necessary to make effective the change in authorized shares of common stock (from 50,000,000 common to 75,000,000 common) approved by unanimous consent resolution on December 27, 1999.

On April 24, 2000, Mr. Mohamed Hadid elected to return to the Chairmanship of the Corporation after a leave of absence which commenced December 1, 1999. One million shares originally issued to Mr. Hadid for execution of his employment contract were held in trust by the Corporation during the leave of absence, with the understanding that these would be tendered back to Mr. Hadid in the event he returned to his active role within one year. When Mr. Hadid returned, the Corporation returned his certificates to him.

On June 6, 2000, certificates representing 850,000 shares of the Company's common stock, restricted under Rule 144, were issued to Michael Solomon as part of the employment contract he executed during January, 2000.

On June 16, 2000, a certificate representing 500,000 shares of the Company's common stock, restricted under Rule 144, previously issued to JCVD Productions, Inc., was canceled; on the same date, a similar certificate representing 500,000 shares, previously issued to Millenium International Trading, Ltd., was canceled.
                                       18

On June 30, 2000, certificates representing 2,020,317 shares previously issued to Jeremy Schuster were canceledthese certificates were previously issued under a fee agreement provision which allowed conversion of debt to common stock. After the certificates were issued, the Corporation held the certificates in trust and asked Mr. Schuster to further discount his services and forego full exercise of the conversion provisions of his contract, which would have otherwise provided him with certificates representing 2,819,381 shares; the Corporation agreed that Mr. Schuster would retain two certificates representing 415,878 shares and additional certificates would be released in the event the Corporation failed to make timely payment under an agreed plan. The Corporation did not timely meet all of its payment obligations and tendered certificates representing 381,876 shares to Mr. Schuster, not as a penalty but as a loss for the Corporation of a portion of the favorable discount earlier provided by Mr. Schuster.

On the same date, Mr. Schuster was issued a certificate for 425,000 shares of the Company's common stock, restricted under Rule 144, in partial satisfaction of the favored nations clause of his employment contract.


Item 5.   OTHER INFORMATION

On June 28, 2000, the Company confirmed election of Mr. Michael J. Zwebner to its Board of Directors. Mr. Zwebner assumed a position vacated through resignation of a prior director. Mr. Zwebner serves as Chairman of Talk Visual Corporation (OTC BB: TVCP) and was recently elected as a member of the Board of Directors of Sector Communications, Inc. (OTC BB: SECT). The Company detailed
Mr. Zwebner's appointment to its Board of Directors in a press release disseminated via wire service and posted on the Company's website at www.eini.net.

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



Date:  August 18, 2000