Form 10QSB/A
period 2000-03-31
ENTERTAINMENT INTERNET INC
filed 2000-09-14
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A

                                AMENDMENT NO. 1
 (Mark One)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2000, 46,833,853 shares of Common Stock

Transitional Small Business Disclosure Format (check one):
                        Yes   [ ]   No [X]

                        THE ENTERTAINMENT INTERNET, INC.
                                      Index

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Condensed Consolidated Balance Sheet as of March 31, 2000         2

       Consolidated Statements of Operations for
       the three months ended March 31, 2000 and 1999                    3

       Consolidated  Statements  of Cash  Flows for
       the three  months ended March 31, 2000 and 1999                   4

       Notes to Condensed Consolidated Financial Statements              5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          11

     Item 2.  Changes in Securities                                      16

     Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                               17


EXPLANATORY NOTE:
----------------
This amendment is made to correct the Company's failure to appropriately record certain transactions and correct errors (relating to first quarter accounting) discovered during the preparation of its 10Q-SB filing for the period ending June 30, 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE ENTERTAINMENT INTERNET, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $    59,520
   Prepaid expenses                                          693,785
                                                         -----------
     Total current assets                                    753,305

PROPERTY AND EQUIPMENT, net                                  390,416
OTHER ASSETS                                                  11,229
                                                         -----------
TOTAL ASSETS                                             $ 1,154,950
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   1,765,755
   Deferred revenue                                          243,021
   Notes payable                                               3,500
   Debentures payable                                        437,000
   Convertible notes payable - stockholders                  761,000
   Capital lease obligations, current portion                 53,397
                                                         -----------
     Total current liabilities                             3,263,673

NOTES PAYABLE - STOCKHOLDERS                                 500,453
CAPITAL LEASE OBLIGATIONS, less current portion               38,680
                                                         -----------
TOTAL LIABILITIES                                          3,802,806
                                                         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, no par value, 1,000,000
    shares authorized, 5,400 shares issued and
    outstanding                                            2,032,300
  Common Stock, $.001 par value, 75,000,000
   shares authorized, 44,581,978 shares issued
   and outstanding                                            45,834
  Additional paid-in capital                               7,471,998
  Accumulated deficit                                    (12,197,988)
                                                         -----------
     Total stockholders' equity                           (2,647,856)
                                                         -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $ 1,154,950
                                                         ===========
       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                  2000          1999
                                             ------------    ----------

REVENUE                                      $    119,272    $  185,474

COST OF REVENUE                                   167,022       193,747
                                             ------------    ----------

GROSS LOSS                                    (    47,750)     (  8,273)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        1,498,649       277,647
                                             ------------    ----------

LOSS FROM OPERATIONS                          ( 1,546,399)     (285,920)

OTHER INCOME (EXPENSES)
  Gain on settlement of payable                   418,065             -
  Interest expense                               (283,580)      (38,588)
                                             -------------   ----------
  Total Other Income (Expense)                    134,485       (38,588)

LOSS BEFORE INCOME TAXES                      ( 1,411,914)     (324,508)

 INCOME TAXES                                           -             -
                                             ------------    ----------

NET LOSS                                     $( 1,411,914)   $ (324,508)
                                             ============    ==========

BASIC AND DILUTED LOSS PER SHARE             $  (0.03)      $    (0.04)
                                             ============    ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           45,935,591     8,842,279
                                             ============    ==========

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                          2000          1999
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,411,913)     $(324,508)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization expense                   33,988         27,895
  Gain on settlement of accounts payable              (  418,065)             -
  (Increase) decrease in:
   Accounts receivable                                         -       (    581)
   Prepaid expenses                                      265,846       (  2,569)
   Other assets                                       (        1)             -
  Increase (decrease) in:
   Accounts payable and accrued expenses                 332,499       ( 49,796)
   Deferred revenue                                      (13,082)        29,693
   Accrued interest                                            -       ( 37,110)
                                                      -----------    -----------
Net cash used in operating activities                 (1,210,728)      (356,976)
                                                      -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                  (   22,958)      ( 49,871)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                      -        995,068
  Repayment of notes payable                          (      500)      (515,391)
  Proceeds from convertible debentures                   487,000              -
  Payment on capital lease obligation                 (    1,772)      ( 14,745)
                                                     ------------    -----------
Net cash provided by financing
 activities                                              484,728        464,932
                                                     ------------    -----------
NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                   46,806         58,085

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    12,714          7,482
                                                     ------------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                     $    59,520     $   65,567
                                                     ===========     ===========

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

NOTE 3 - INVESTING AND FINANCING TRANSACTIONS

During the three months ended March 31, 2000, the Company issued 1,251,875 shares of its common stock for services rendered. The shares were valued at an aggregate amount of $430,840. Also, during the three months ended March 31, 2000, the Company issued warrants to purchase 1,050,000 shares of the Company's common stock. The warrants were valued at an aggregate amount of $364,924.

NOTE 4 - SETTLEMENT

During the three months ended March 31, 2000, the Company settled debts with Pacific Bell for telephone and internet connections, which the Company believed to be in error. The amount to be relieved from liabilities was $418,065.

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

The following discussion should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999, included in its Annual Report on Form 10-KSB and amendments thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will continue in the future. This amendment is made to correct the Company's failure to appropriately record certain transactions and correct errors (relating to first quarter accounting) discovered during the preparation of its 10Q-SB filing for the period ending June 30, 2000.

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

Stock issuances during the quarter are detailed in Part II, Item 2, Changes In Securities.


RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 vs. 1999
----------------------------------------------------------------
THE ENTERTAINMENT INTERNET, INC.
--------------------------------

Revenues

Revenues consist of membership fees for Castnet.com services and a small amount of income from advertising where the Company has not yet implemented a plan to significantly develop its advertising revenue stream. Castnet.com members pay a fee in advance for an extended period of time, generally twelve months. The fees are prorated and recorded as revenue over that period of time. For the three months ended March 31, 2000, revenues of $119,272 represented a 36% decrease as compared to revenues of $185,474 for the same period of 1999. This decrease was expected after management determined that it would be in the Company's best interests to concentrate its efforts on redesign of the Castnet.com database architecture used to support the services offered by the Company and, while doing so, to reduce sales efforts which could otherwise result in an overload of the Castnet.com system and potential interruption of services.
Regional sales efforts, comprised of sales efforts in metropolitan markets outside greater Los Angeles, were halted during the fourth quarter of 1999; regional sales previously represented approximately 20% of revenues; as a result, there were no revenues from regional sales to contrast or compare to same period revenues for the first quarter of 1999.

Cost of Revenue

The Cost of Revenue for the three month period ending March 31, 2000 was $167,022, which represents a 14% decrease as compared to same period costs of $193,747 for 1999; this decrease is attributable in part to the use of outside consultants to maintain technical aspects of the Castnet.com(TM) websites. Costs of revenue did not decrease in alignment with the percentage decrease in revenues because the majority of costs were fixed and did not fluctuate with sales activity.


Gross Loss

Gross Loss is calculated as revenues less the cost of revenues, which consists primarily of the cost of maintaining the Castnet.com Internet. These costs are telephone access, software and hardware maintenance and depreciation of equipment. For the three months ending March 31, 2000, gross loss of $47,750 represented an increase of 477% or $39,477 as compared to same period loss of $8,273 for 1999.


Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the three months ended March 31, 2000, SG&A of $1,498,649 increased by 486% or $1,221,002 from same period SG&A of $277,647 for 1999. During the first quarter, $59,812 was accrued for the salary of the Company's chairman, Michael Solomon; $106,080 was recorded for stock issued to Mr. Solomon and $168,933 was recorded to options (the options and stock are one-time issuances). Significant expenditures were made for communications and repairs, as well as use of outside consultants for programming maintenance services. Stock and warrants were issued for legal services of Jeremy Schuster in the amounts of $324,760 and $195,991, respectively.


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

The Company is presently engaged in an action involving a third-party claim for copyright infringement and violation of an earlier settlement agreement that included a stipulated injunction. The Company is vigorously defending the action and earlier prevailed through house counsel's opposition to claimant's request for an Order to Show Cause. The court ruled in EINI's favor that Breakdown Services improperly applied for ex parte relief without satisfying the Local Rule mandates for a prior meeting of counsel. Breakdown Services thereafter met with house counsel and outside counsel (engaged for the continued litigation) and re-filed its motion. The Company believes the claimant is not entitled to relief, and asserted misuse of copyright as a defense in the action. Since the date of the Company's initial filing, the Company was been ordered to show cause as to why it should not be found in contempt of court; on May 8, 2000, the Court ruled that Castnet.com(TM) violated an earlier agreed-upon injunction and finedit $25,000 for each of 9 incidents argued to be violative of the Company's prior agreement with Plaintiff and may award attorneys' fees and costs, which have been demanded in the amount of $62,052.50. The Company presently intends to appeal the ruling. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

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


Item 2.   CHANGES IN SECURITIES

During the first quarter, the Company researched and prepared the Certificate of Designation necessary to make effective the change in authorized shares of common stock (from 50,000,000 common to 75,000,000 common) approved by unanimous consent resolution on December 27, 1999.

On February 28, 2000, a certificate representing 200,000 shares of the Company's common stock, restricted under Rule 144, was issued to Jeremy Schuster for legal services rendered during the time he served as an outside vendor; the issuance was contingent upon continued service to the corporation extending during a 9 month period, which was satisfied.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     27.2 - Financial Data Schedule (Amended)

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

                                   THE ENTERTAINMENT INTERNET, INC.


                                        /s/ Mohamed Hadid
                                   By: -----------------------
                                         Mohamed Hadid
                                         Chairman

Amendment No. 1
Date:  September 14, 2000