Form 10QSB
period 2000-09-30
ENTERTAINMENT INTERNET INC
filed 2000-11-14
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 14, 2000 - 47,137,916 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
                        Yes   [ ]   No [X]

                        THE ENTERTAINMENT INTERNET, INC.
                                      Index

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Condensed Consolidated Balance Sheet as of September 30, 2000
       (Unaudited)                                                        2

       Consolidated Statements of Operations for the three
       months ended September 30, 2000 and 1999 (Unaudited)               3

       Consolidated Statements of Operations for the nine
       months ended September 30, 2000 and 1999 (Unaudited)               4

       Consolidated  Statements  of Cash  Flows for the nine
       months ended September 30, 2000 and 1999 (Unaudited)               5

       Notes to Condensed Consolidated Financial Statements               6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          16

     Item 2.  Changes In Securities                                      18

     Item 5.  Other Information                                          19

     Item 6. Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                               20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE ENTERTAINMENT INTERNET, INC.
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2000 (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $
   Prepaid expenses                                          155,539
                                                         -----------
     Total current assets                                    155,539

PROPERTY AND EQUIPMENT, net                                  812,247
OTHER ASSETS                                                  11,228
                                                         -----------
TOTAL ASSETS                                             $   979,014
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Book over draft                                            23,535
   Accounts payable and accrued expenses                   2,757,707
   Deferred revenue                                          205,567
   Debentures payable                                        450,000
   Convertible notes payable - stockholders                  978,000
   Convertible notes payable                               1,080,000
   Notes payable to stockholders                             120,000
   Capital lease obligations, current portion                 20,705
                                                         -----------
     Total current liabilities                             5,635,514

NOTES PAYABLE - STOCKHOLDERS                                 225,000
CAPITAL LEASE OBLIGATIONS, less current portion               65,564
                                                         -----------
TOTAL LIABILITIES                                          5,926,078
                                                         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred Stock, no par value, 1,000,000
    shares authorized, 5,400 shares issued and
    outstanding                                            2,032,300
  Common Stock, $.001 par value, 75,000,000
   shares authorized, 47,137,916 shares issued
   and outstanding                                            47,138
  Additional paid-in capital                               9,115,381
  Accumulated deficit                                    (16,141,883)
                                                         -----------
     Total stockholders' deficiency                       (4,947,064)
                                                         -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                              $   979,014
                                                         ===========

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000          1999
                                             ------------    -----------

REVENUE                                      $    124,714    $   174,344

COST OF REVENUE                                   145,295         22,465
                                             ------------    -----------

GROSS PROFIT                                  (    20,581)       151,889

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        1,069,428      1,379,870
                                             ------------    -----------

LOSS FROM OPERATIONS                          ( 1,090,009)    (1,227,981)
                                             ------------    -----------
OTHER INCOME (EXPENSES)
  Cancellation of shares previously
   Issued for service rendered                                         -
  Gain on settlement of payable                   149,404              -
  Interest income                                       -              1
  Interest expense                             (  246,826)         8,653
                                             -------------   -----------
  Total Other Income (Expense)                 (   97,422)         8,654
                                             -------------   -----------
LOSS BEFORE INCOME TAXES                       (1,187,431)      ( 47,168)

INCOME TAXES                                           -               -
                                             ------------    -----------

NET LOSS                                     $ (1,187,431)   $(1,219,337)
                                             ============    ===========

BASIC AND DILUTED LOSS PER SHARE             $      (0.09)   $     (0.05)
                                             ============    ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           47,111,829    23,546,136
                                             ============    ==========



       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                  2000          1999
                                             ------------    -----------

REVENUE                                      $    382,907    $   572,275

COST OF REVENUE                                   394,242        317,120
                                             ------------    -----------

GROSS PROFIT (LOSS)                               (11,335)       255,155

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        4,087,466      2,359,449
                                             ------------    -----------

LOSS FROM OPERATIONS                           (4,098,801)    (2,104,294)
                                             ------------    -----------
OTHER INCOME (EXPENSES)

  Gain on settlement of payable                   584,029              -
  Interest income                                       -              1
  Interest expense                             (  747,734)    (   47,169)
                                             -------------   -----------
  Total Other Income (Expense)                 (  163,705)    (   47,168)
                                             -------------   -----------
LOSS BEFORE INCOME TAXES                       (4,262,506)    (2,151,462)

 INCOME TAXES                                           -              -
                                             ------------    -----------

NET LOSS                                     $ (4,262,506)   $(2,151,462)
                                             ============    ===========

BASIC AND DILUTED LOSS PER SHARE             $      (0.10)   $     (0.09)
                                             ============    ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           45,737,108     23,148,710
                                             ============    ===========


       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                          2000          1999
                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(4,262,506)   $(2,151,462)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization expense                   87,643         81,022
  Gain on settlement of accounts payable              (  434,623)             -
  Gain on settlement of notes payable                 (  149,405)             -
  Common stock issued for services                       835,853        616,681
  Warrants issued for services                           692,500              -

  (Increase) decrease in:
   Accounts receivable                                         -          7,308
   Prepaid expenses                                      682,892         29,502
  Increase (decrease) in:
   Accounts payable and accrued expenses               1,367,957         90,724
   Deferred revenue                                      (50,536)    (   14,999)
                                                      -----------    -----------
Net cash used in operating activities                 (1,230,225)    (1,341,224)
                                                      -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                  (  498,444)      (110,632)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase(decrease) in book overdraft                    23,535        (19,295)
  Advances from affiliated company                             -        944,887
  Proceeds from issuance of notes payable
    To shareholder                                             -      1,126,781
  Repayment of notes payable to shareholder           (   80,000)     (  25,000)
  Repayment of notes payable                          (    4,000)      (531,626)
  Proceeds from convertible debentures                 1,784,000              -
  Payment on capital lease obligation                 (    7,580)      ( 35,487)
                                                      -----------    -----------
Net cash provided by financing activities              1,715,955      1,460,260
                                                      -----------    -----------
NET INCREASE (DECRESE) IN CASH
   AND CASH EQUIVALENTS                               (   12,714)         8,404

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    12,714          7,482
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $        -    $    15,866
                                                      ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2000 and 1999, the Company paid no interest and no income taxes.

       See the accompanying notes to the consolidated financial statements

                        THE ENTERTAINMENT INTERNET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by The Entertainment Internet, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of September 30, 2000 and 1999, the Company had potentially dilutive securities of 7,371,380 and 4,409,335, respectively.


NOTE 3 - INVESTING AND FINANCING TRANSACTIONS

During the nine months ended September 30, 2000, the Company issued 2,855,938 shares of its common stock for services rendered. The shares were valued at an aggregate amount of $788,997, which was the fair market value of the stock as of the date of issuance. Also, during the nine months ended September 30, 2000, the Company issued warrants to purchase 2,050,000 shares of the Company's common stock. The warrants were valued at an aggregate amount of $692,520, at a value based on the Blackscholes option pricing model with the following weighted average assumptions: life of 5.5 years, risk free interest rate of 6.5%, expected dividend yield of 0% and a volatility of 253%.

Additionally, 200,000 shares were issued in connection with a settlement of liabilities. These shares have been valued at $44,000, the fair value on the date of issuance and have been charged to expense.

The Company has received $1,784,000 in advances during the nine months ended September 30, 2000. These advances are pursuant to a convertible debenture agreement. The terms of the debentures have not been finalized. These advances have been included as current liabilities in the financial statements.

                        THE ENTERTAINMENT INTERNET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - SETTLEMENT

During the nine months ended September 30, 2000, the Company settled debts with Pacific Bell for telephone and internet connections. The amount relieved from liabilities was $434,623.

During the nine months ended September 30, 2000, the Company settled debts with Wendy Pachter for unpaid promissory notes. The Company earlier reflected a principal of $275,452.73 on its books, without admission of liability; the Company earlier reflected $69,352 of accrued interest. Under the terms of settlement, the Company is to pay a flat fee of $200,000, payable in five equal monthly installments. At the time of settlement, the Company adjusted its recordations by reducing then accrued interest to zero (the interest amount relieved was $69,352) and reducing the principal obligation by $75,453 to $200,000.

During the nine months ended September 30, 2000, the Company settled debts with Bakkiam Subbiah for an unpaid promissory note and unissued shares of common stock. The promissory note was earlier reflected in the Company's financial records. The Company agreed to pay $10,000 at closing of the settlement agreement, to make interest-only payments under the promissory note for one year, to pay the principal of said note at the expiration of one year, and to issue 200,000 shares of its common stock in exchange for $2,000 under the terms of a cancelable adjustable warrant issued in 1996. The $2,000 payment was credited toward the settlement, which included a charge of $15,000 in legal fees as an additional liability recorded by the Company.

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

The following discussion should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999, included in its Annual Report on Form 10-KSB, for the period ended March 31, 1999, included in its Quarterly Reports on Form 10Q-SB, and amendments thereto, and on its 8-K filings. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will continue in the future.

OVERVIEW
--------
The Entertainment Internet, Incorporated ("EINI" or "The Company") is a Nevada corporation which acts as the holding company and parent corporation for Only Multimedia Network, Inc. ("OMNI"), a California corporation, which is the only holding of the Company. Through Only Multimedia Network, Incorporated, EINI intends to establish itself as the leading service provider of resources for the global entertainment industry. The Company operates a series of Internet-based services using the Castnet.com(TM) service mark and trade name. OMNI's principal business is development of an electronic community which is of interest to producers, casting directors, agents, actors and others. OMNI sells access to the electronic community it operates to subscribers, who are principally actors and those interested in becoming actors, for an annual fee; presently, producers, casting directors, and agents are not charged for their access to the electronic community created or operated by OMNI.

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

During 1999 and the present year, the Company took significant financing through a secured line of credit. A portion of the resulting debt was converted to stock during 1999 and as disclosed in the Company's prior filings; debt continued to aggregate as the Company routinely drew funds to meet the shortfalls between its revenues and expenditures. The Company defaulted on payment obligations to its lender and, at the end of August, 2000, the lender made a foreclosure demand in accordance with the UCC-1 security interest it filed in California during October, 1999. The Company agreed to a friendly foreclosure in an effort to avoid additional litigation and interruption of services. It is presently working with the lender to negotiate an arrangement whereby the Company would continue to operate the Castnet.com(TM) services on behalf of Lender, in exchange for continued funding, in amounts to be negotiated in good faith. To date, the lender has funded operations, thereby preventing interruption of services.


RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2000 vs. 1999
----------------------------------------------------------------
THE ENTERTAINMENT INTERNET, INC.
--------------------------------

General

The third quarter presented difficulties for the Company. During August, the Company sent a termination notice to its Chief Executive Officer, Michael Jay Solomon; the Company announced the termination in an 8-K filing made on August 30, 2000. Following transmittal of the letter, Mr. Solomon resigned, leaving the Company with debts incurred from agreements he executed when the Company did not have sufficient funds to pay for such obligations. Mr. Solomon requested payment for his salary and expenses, and either failed or refused to respond after being requested to work to resolve the problems occasioned by entry into contracts with Sierra Systems and Pittard-Sullivan (the Company believes Mr. Solomon serves on the board of Pittard-Sullivan). Secondarily, Pittard-Sullivan demanded $600,000 for services allegedly performed; the Company disputed the claim and the value of services provided; it previously rejected much of the work performed by Pittard-Sullivan and did not receive changes requested to designs it felt were unusable; additionally, the Company understood the agreement had a fee cap and that the total contract price would be split, with half to be paid in stock and half to be paid in dollars over time. Tertiary difficulties arose when Sierra Systems demanded $260,775 for services performed; the Company did not receive complete, working web-pages and was not satisfied with the integration of programming and design efforts, which, in the Company's view, resulted in creation of web pages with text that was not readily recognizable and with a navigation system that was difficult to operate. These difficulties were overlaid with the greater concern of continued operations; the Company's directors expected the Chief Executive Officer to frame its new business plan and operate in a financially responsible manner; earlier efforts by the Company's Chief Operating Officer to reduce and manage debts were essentially negated by execution by the Chief Executive Officer of contracts the Company did not have sufficient resources to perform. The Company continued to draw on its line of credit, thereby becoming increasingly debt-laden. The Company is currently contemplating an action against Mr. Solomon and the parties with whom he executed contracts with apparent or other authority for the Company.

During the quarter, the Company conferred with its accountants and commenced preparation of responses to the second set of comments received to its Form 10 filing. The Company encountered difficulties in obtaining detail of transactions which are two to three (or more years old), as no members of prior management (other than Mr. Mount) are presently associated with or readily available to provide necessary information to the Company; the Company is also presently litigating a claim by its former Chief Operating Officer (John Sloatman) and others (Kathryn Thyne et al.) filed against it; such activity interfered, on an almost-daily basis, with the Company's abilities to conduct operations, as it caused the Company's management and staff to participate in the litigation and waste critical financial resources on its defense. Further, the comments received require amendment of quarterly and other filings made by the Company; such amendments require extensive effort of the Company's accountants and attorneys and preparation of new filings which cannot be completed in a short period of time. The Company is presently continuing to respond to the pending comments; this ongoing process may effect the Company's ability to continue to obtaining financing for its operations. The Company may discontinue the reply process if it is unable to obtain sufficient financing and elects to file Form 15.

Earlier-disclosed efforts to create a strategic alliance with a company believed to be well-suited for integration of technology and marketing resources were discontinued when it appeared the target company was experiencing cash shortfalls and was not current with its payroll obligations. The Company will continue to seek alliances to strengthen its ability to do business while lessening its in-house technological burdens.

Revenues

Revenues consists of membership fees for access to Castnet.com's electronic community. Castnet.com(TM) paid members are persons who subscribe to access the Company's websites (collectively referred to as an electronic community), and the casting directors, producers, and others who do not pay for access to such websites. The subscriber fees cover access to the Company's websites and all services that are provided thereon, including electronic mail between actors and industry users, creation of a portfolio complete with photographs, acting credits, and background, forums for exchange of messages, "sides" (text of materials for auditions), audio and video of the subscriber's prior work. Paid members are those who have paid a fee in advance for access to Castnet.com's electronic community an extended period of time, generally twelve months, and a small amount of income from advertising where the Company has not yet implemented a plan to significantly develop its advertising revenue stream. The fees are prorated and recorded as revenue over that period of time. Second quarter revenues rose 16% from first quarter results. For the three months ended September 30, 2000, revenues of $124,714 represented a 24% decrease as compared to revenues of $174,344 for the same period of 1999. This decrease was expected after management determined that it would be in the Company's best interests to concentrate its efforts on redesign of the Castnet.com(TM) database architecture used to support the services offered by the Company and, while doing so, to reduce sales efforts which could otherwise result in an overload of the Castnet.com(TM) system and potential interruption of service complaints. Regional sales, which were halted during the fourth quarter of 1999, previously represented approximately 20% of revenues; as a result, there were no revenues from regional sales to contrast or compare to same period revenues for the first quarter of 1999. Management believes a portion of the decrease was also attributable to the strike by members of the Screen Actors Guild, which continued during the quarter.

As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming quarter, other than to say it expects to receive a minimal amount to cover payroll expense incurred during November, 2000.

Cost of Revenue

Cost of Revenue for the three month period ending September 30, 2000 was $145,295, which represents a 547% increase as compared to same period costs of $22,465 for 1999; this increase is attributable to in primary part to corrections in the allocation of costs to ensure inclusion of costs appropriate in this area. $47,987 was incurred for staff salaries allocated to cost of sales during the quarter. $7,247 was incurred for management salaries allocated to cost of sales during the quarter. $64,673 in depreciation expense was included in costs of sales for the quarter. As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming quarter, or the costs associated with obtaining such revenues.


Gross Profit

Gross Profit is calculated as revenues less the cost of revenues, which consists primarily of the cost of maintaining the Castnet.com(TM) Internet. These costs are telephone access, software and hardware maintenance and depreciation of equipment and the salaries of personnel who maintain the system. For the three months ending September 30, 2000, gross loss of $20,581 represented a decrease of 114% as compared to a same period profit of $151,889 for 1999. The decrease resulted from the combined factors of higher sales and lesser costs of revenue for the third quarter of 1999 as compared to reduced sales and higher costs of revenue for the third quarter of 2000. As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming quarter, the costs associated with obtaining such revenues, or the gross profit or loss that may result in the upcoming quarter.


Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the three months ended September 30, 2000, SG&A of $1,069,428 represented a 22% decrease from same period SG&A of $1,379,870 for 1999. The decrease was considered to be in principal accord with the 24% decrease in revenues experienced during the quarter. $20,122 was incurred during the quarter in expense for directors' and officers' liability insurance premiums. As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming quarter, the costs associated with obtaining such revenues, the gross profit or loss that may result, or the associated selling, general, or administrative expense in the upcoming quarter.

Interest Expense

For the three months ending September 30, 2000, the Company recorded interest expense of $246,826 during the quarter; this represented an increase of 2752% from same period 1999 expenses of $8,653. Interest expenses stemmed from the Company's financing activities and the conversion of funds taken through a convertible note which provides for conversion of dollars received to stock through share issuance at a 40% discounted rate (See Liquidity & Capital Resources). The Company expects similar interest expenditures in the future, as it is presently financing its business activities through use of convertible debt instruments.


Gain On Settlement/Extinguishing Debt

For the three months ending September 30, 2000, the Company recorded a gain of $149,404 through settlement/extinguishing of debt; this category was not applicable to the same period for 1999, when the Company was accruing debt. The gain was realized through the settlements effected by the Company's Chief Operating Officer and General Counsel. The Company recognized a gain of $69,351 in interest and $75,452 of principal in settlement of the Pachter liability (See
Part II, Item 1, Legal Proceedings); there was a net gain of $4,600 from settlement of the Subbiah liability (See Part II, Item 1, Legal Proceedings), which included offsets of $15,000 in legal fees and $2,000 paid for warrants. The Company does not expect similar gains in the upcoming quarter.


RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2000 vs. 1999
-------------------------------------------------------------------
THE ENTERTAINMENT INTERNET, INC.

Revenues

For the nine months ended September 30, 2000, revenues of $382,907 represented a 33% decrease as compared to revenues of $572,275 for the same period of 1999. This decrease was expected after management determined that it would be in the Company's best interests to concentrate its efforts on redesign of the Castnet.com(TM) database architecture used to support the services offered by the Company and, while doing so, to reduce sales efforts which could otherwise result in an overload of the Castnet.com(TM) system and potential interruption of service complaints. As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming 9 month period, other than to say it expects to receive a minimal amount to cover payroll expense incurred during November, 2000.

Cost of Revenue

The Cost of Revenue for the nine month period ending September 30, 2000 was $394,202, which represents a 24% increase as compared to same period costs of $317,120 for 1999; this increase is attributable in part to the use of outside consultants to develop technical aspects of the Castnet.com(TM) websites. Staff salary expenses allocated to costs of revenue during the first nine months of the year were $176,878; management salaries of $20,687 were allocated to costs of revenue during the same period; consultants and technical labor expense was $40,615; $92,481 of depreciation expense was incurred; $29,785 of Internet access expense was incurred; the foregoing were all allocated to costs of revenue. As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming nine month period, or the costs associated with obtaining such revenues.

Gross Profit/Loss

Gross Profit or Loss is calculated as revenues less the cost of revenues, which consists primarily of the cost of maintaining the Castnet.com(TM) Internet service and sites. These costs are telephone access, software and hardware maintenance and depreciation of equipment. For the nine months ending September 30, 2000, the Company incurred a gross loss of $11,335; this did not relatively compare to same period of 1999, in which a gross profit of $255,155 was realized. The Company attributes the loss to a downturn in sales and the impact of the strike within the Screen Actors Guild and the significant increases in fixed costs and expenses incurred during the first nine months ending September 30, 2000. As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of revenue expected during the upcoming nine month period, the costs associated with obtaining such revenues, or the gross profit or loss that may result.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees, commissions and other general corporate expenses. For the nine months ended September 30, 2000, SG&A of $4,087,466 increased by 73% from same period SG&A of $2,359,449 for 1999. SG&A expenses for the nine month period ending September 30, 2000 included the following notable expenses: $818,105 in officers' salary expense, $601,324 in officers' salary accrual, $103,661 in management salaries, $147,528 in staff salaries, $19,162 in vacation pay, $2635 in sick pay, $16,567 in medical insurance, $60,017 in payroll taxes, $123,870 in accounting expenses, $19,833 in advertising, $24,835 in automobile expense, $16,152 in commissions, $116,581 for consultants, $61,200 for directors' fees, $45,160 for directors' and officers' insurance, $11,752 in Internet access for employees, $760,117 in legal expenses, $613,422 in promotional expense, and $64,720 in rent.

As the principal assets of the Company have been foreclosed upon by its secured lender, Management is presently unable to state or estimate the level or amount of selling, general and administrative expenses expected during the upcoming nine month period.

Interest Expense

For the nine months ended September 30, 2000, the Company recorded interest expense of $747,734; this represents a 1485% increase from same period 1999 expenses of $47,169. Interest expenses stemmed from the Company's financing activities and the conversion of funds taken through a convertible note which provides for conversion of dollars received to stock through share issuance at a 40% discounted rate (See Liquidity & Capital Resources). The Company expects similar interest expenditures in the future, as it is presently financing its business activities through use of convertible debt instruments.


Gain On Settlement/Extinguishing Debt

For the nine months ending  September 30, 2000,  the Company  recorded a gain of
$584,029 through settlement/extinguishing of debt; this category was not applicable to the same period for 1999, when the Company was accruing debt. The gain was realized through the settlements effected by the Company's Chief Operating Officer and General Counsel, including the earlier disclosed settlements with Pacific Bell, and those recorded for Bakkiam Subbiah and Wendy Pachter. (See Part II, Item 1, Legal Proceedings)


LIQUIDITY AND CAPITAL RESOURCES

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

During the quarter, the Company concluded negotiations regarding monies received as a convertible loan; the lender expressed its unwillingness to continue to fund operations of the Company, principally because of the debt incurred through execution of contracts by its former Chief Executive Officer, and its doubt about the Company's ability to recover therefrom without becoming mired in lawsuits. The lender determined it in its best interests to pair with Packard Capital, a pre-existing lender for the Company (and the lender extending credit as previously disclosed), and decided to fund the Company through the agreement already in place with Packard Capital; the Company was not able to negotiate more favorable terms, although it earlier expected it would be able to do so.

The Company believes it has sufficient resources for the upcoming two (2) week period. Because the principal lender foreclosed during the quarter upon the assets secured under the UCC1 filing made on October 21, 1999, the Company was left to operate the Castnet.com(TM) websites for the lender; at present, operation of the Castnet.com(TM) websites is the Company's only business. The Company must source additional capital and/or operating funds if it is to continue operations. The Company is presently working on plans to restructure its operations.

If the Company draws additional funds through the issuance of equity securities, the Company's existing shareholders may experience significant dilution. Additional financing may not be available when needed or, if available, may not be on terms favorable to the Company or its shareholders. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to cease operations altogether. Any of these events could harm the Company's business, financial condition and/or results of operations. Similarly, the Company may elect to file Form 15 to terminate its registration of securities if it does not obtain sufficient or necessary financing.


PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Bakkiam Subbiah v. Only Multimedia Network, Inc., f/k/a (sic) The Entertainment
-------------------------------------------------------------------------------
Internet, Inc.
--------------
Federal District Court for the Central District of California
Filed: November 4, 1999, No. CV 99-11472(SVW)

The Company resolved this matter on July 7, 2000, through entry into a structured settlement and stipulation, which related to Only Multimedia Network, Incorporated's failure to pay in accordance with a $100,000 investment agreement entered into during 1996. The investment agreement included 200,000 cancelable adjustable warrants (which were exercised), 100,000 Class AA warrants (not yet exercised), and 10% interest due on a $95,000 promissory note. The stipulation, entered by the Court on August 9, 2000, provides a payment plan which effectively extends the obligation by more than one year along with stepped incentives for reduction of the accrued debt. The Company has performed its obligations under the settlement agreement arising thus far by issuing certificates for 200,000 shares of stock and by making interest-only payments on the principal amount of the note.

Capital York, Inc. v. The Entertainment Internet, Inc., Scott MacCaughern, and
------------------------------------------------------------------------------
MacCaughern Trade Development
-----------------------------
Superior Court of New Jersey, Monmouth County
Filed August 15, 1999, No. L406199

The Company was advised on November 3, 2000, that this matter has been settled and that it is not required to make payment or tender consideration of any kind. The Company received a stipulation for entry of dismissal signed by Plaintiff's counsel on November 8, 2000; it countersigned the stipulation, which it expects to be filed, thereby dismissing this action with prejudice.

Wendy Pachter v. Only Multimedia Network and The Entertainment Internet, Inc.
-----------------------------------------------------------------------------
Superior Court for the State of California, County of Los Angeles
Filed July 21, 1999, Case No. BC 213 855

The Company resolved this matter on July 20, 2000, through entry into a Settlement Agreement related to Only Multimedia Network, Incorporated's (OMNI's) failure to pay promissory notes entered into or assigned to the Plaintiff in this action. The notes, ordinarily due in 2006, each contained a clause providing for acceleration in the event of an "amortization event," which Plaintiff argued occurred through OMNI's reverse triangular acquisition of TEI-California, a corporation that was merged into OMNI and disappeared as a result. The Company defended the action and agreed to provide a reduced aggregate payment in the amount of $200,000 to the Plaintiff in exchange for a release of all of Plaintiff's and her husband's (Ken Cronon's) claims, including those alleged in BC 227511 (Sloatman, infra.), excepting those which are alleged against the Company's prior counsel, Jeffer Mangels Butler Marmaro, LLP. The Company performed its obligations under the Settlement Agreement arising on August 15, 2000 and September 15, 2000, by making or directing to be made the required $40,000 payment to Plaintiffs; on October 15, 2000, the Company was unable to make the required payment and has asked Plaintiffs to refrain from taking further action while the Company attempts to resolve a cash shortfall.


The Motta Company v. The Entertainment Internet, Inc., Only Multimedia Network, Inc, Castnet, John Does 1-X; ABC Corporations 1-X; XYZ Partnerships and/or Limited Liability Companies I-X.
--------------------------------------------------------------------------------
Superior Court for the State of Arizona, County of Maricopa
Filed August 24, 2000, Case No. CV2000-015720

The Company is presently a party to this action, which demands an undisclosed sum for advertising and marketing services allegedly provided by Plaintiff during the second and third quarter of 1998. The Company contends it was not served properly and is not subject to jurisdiction or venue in Maricopa County, Arizona, as any business it allegedly did with the Plaintiff was in Los Angeles, California. The Company has already reflected a payable in the amount of $21,331 in its financial statements, despite its intent to dispute the claims of Plaintiff. While the company doubts the merits of claimant's action, the outcome of the action is uncertain and may materially and adversely affect the financial condition and viability of the Company if such outcome proves unfavorable to the Company.

Nonlitigation:

1. The Company received a demand from its former branding agency, Pittard-Sullivan, for $600,000 for services allegedly rendered. The Company disputes the validity of the claim and contends (upon information and belief) that there was an undisclosed conflict of interest, as its former Chief Executive Officer, Michael Solomon, is a part of the board of Pittard-Sullivan, incurred significant debt either himself or on behalf of another public company, Maxx International, Inc., with Pittard-Sullivan, and thereafter executed an agreement with Pittard-Sullivan on behalf of the Company which he was not then authorized to execute and/or which did not represent the terms earlier discussed with the Company. The Company has included the alleged debt to Pittard-Sullivan in its financial statements but is considering an action against Mr. Solomon and the parties with whom he executed contracts with apparent or other authority for the Company. The Company is unable to presently state whether a loss is probable.

2. The Company received a demand from Sierra Systems, Inc. for $260,775 for services allegedly performed. The Company disputes the validity of the claim, as the alleged agreement was executed by its former Chief Executive Officer, Michael Jay Solomon, when he was not authorized to execute such agreement. The Company has included the alleged debt to Sierra Systems in its financial statements but is considering an action against Mr. Solomon and the parties with whom he executed contracts with apparent or other authority for the Company. The Company is unable to presently state whether a loss is probable.

3. The Company received a demand from Dan Harary of Asbury Communications for $1,169.29 for services allegedly performed. The Company disputes the validity of the claim, as the alleged agreement was executed by its former Chief Executive Officer, Michael Jay Solomon, when he was not authorized to execute such agreement. The Company has included the alleged debt to Sierra Systems in its financial statements but is considering an action against Mr. Solomon and the parties with whom he executed contracts with apparent or other authority for the Company. The Company is unable to presently state whether a loss is probable, but has accrued the alleged indebtedness in its financial statements.


Other legal proceedings are as previously disclosed, with no significant or material developments to report.


Item 2.   CHANGES IN SECURITIES

On September 18, 2000, certificates representing 200,000 shares of the Company's common stock were issued to Bakkiam Subbiah, in performance of the Company's earlier-existing obligations under a cancelable adjustable warrant held by Mr. Subbiah.

Item 5.   OTHER INFORMATION

On August 17, 2000, the Company sent a notice to Michael Jay Solomon terminating his employment contract with the Company. The Company believes it did not receive what it expected from the employment arrangement and terminated the same, effective 35 days from the date of notice or as soon as permitted by law. Following transmittal of the termination letter, Mr. Solomon resigned, effective at the end of August.

During the quarter, the Company continued to update its website at www.eini.net; on October 3, 2000, the Company posted statements indicating that negotiations for prior contemplated combinations with Cybersapien and Talidan were not successfully concluded and that such combinations will not be sought by the Company. The statement was made because present management could not locate an affirmative statement believed to have been made earlier regarding cancellation of the contemplated transactions.

On November 6, 2000, Mr. Michael Zwebner resigned from the Board of Directors of the Company. Mr. Zwebner cited an increased need for his active participation in Talk Visual Corporation, Inc. (OTC BB: TVCP) as the principal reason for his resignation.

Disposition of Assets
---------------------
On August 21, 2000, Packard Capital, Ltd., (the "creditor"), made a demand for foreclosure of assets secured by it under its lending agreement with The Entertainment Internet, Inc. and Only Multimedia Network, Inc. (collectively referenced as the "Company").

The assets secured by the agreement are detailed in the Uniform Commercial Code Financing Statement filed with the California Secretary of State on October 21, 1999, which encumbered the following types or items of property: all services so be provided or provided by outside vendors and all retainers therefor, all receivables of every type and kind, all furniture (including but not limited to desks, chairs, tables); all fixtures, all office equipment (including but not limited to lamps, calculators, copiers, fax machines, printers, computer hardware, computer software, computer networks, computer data, computer peripherals, computer cables, telephones, telephone routers, projectors, video tape players, video tape recorders, scanners); all business documents; all Castnet.com programs, databases, data, reports, and advertising materials, all amounts in all bank accounts, all trademarks, service marks, and intellectual property, all internet domain names, all cell phones, and all paging equipment.

The Company's indebtedness to or through to the foreclosing party is $2,058,000 (for cash or funds received) where the Company's assets total only $979,014 (as of September 30, 2000); this causes the Company to believe all assets covered by the UCC-1 and lending agreement must be transferred to the secured creditor. The Company agreed to friendly foreclosure to avoid interruption of services and litigation expense. The creditor also recognized the need to operate without an interruption of service and expressed its desire to maintain the value of the foreclosed assets by continuing to operate and/or develop the Castnet.com databases and electronic communities; for these reasons, the creditor agreed to foreclose on all assets on October 30, 2000, while continuing to allow the Company to operate the Castnet.com databases and electronic communities on its behalf.

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

  27   Financial Data Schedule

     (b) Reports on Form 8-K

     On August 30, 2000 the Company filed a Current Report on Form 8-K to report that on August 17, 2000, the Company sent a notice to Michael Jay Solomon terminating his employment contract with the Company.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ENTERTAINMENT INTERNET, INC.


                                        /s/ Mohamed Hadid
                                   By: -----------------------
                                         Mohamed Hadid, Chairman



Date:  November 14, 2000