Form 10QSB
period 2002-03-31
ENTERTAINMENT INTERNET INC
filed 2002-07-30
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT FOR THE TRANSITION PERIOD
                     FROM _______________ to _______________

                        Commission File Number 000-28173


                        THE ENTERTAINMENT INTERNET, INC.
        (Exact name of small business issuer as specified in its charter)


                Nevada                                    88-0391722
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    4970 West 2100 South, Suite 200
         Salt Lake City, Utah                               84120
(Address of principal executive offices)                  (Zip Code)


                                 (801) 886-2625
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 7,655,412 shares of common stock outstanding as of July 24, 2002.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.   Financial Statements (unaudited)                                    5

ITEM 2.   Management's Discussion and Analysis or
            Plan of Operations                                               11

                                     PART II

ITEM 1.   Legal Proceedings                                                  12

ITEM 2.   Changes in Securities                                              12

ITEM 3.   Defaults Upon Senior Securities                                    12

ITEM 4.   Submission of Matters to a Vote of Security Holders                12

ITEM 5.   Other Information                                                  12

ITEM 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   12

                   FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-QSB filed by The Entertainment Internet, Inc., a development stage company ("ENIN" or the "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its recent emergence from bankruptcy, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

ITEM 1.  Financial Statements (Unaudited)

The accompanying balance sheet of The Entertainment Internet, Inc. (a development stage company) at March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to March 31, 2002 have been prepared by the Company's management in conformance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

The Entertainment Internet, Inc.
(Development Stage Company)
BALANCE SHEET
March 31, 2002



ASSETS

CURRENT ASSETS
   Cash                                                                $   --

                                                                       --------
      Total Current Assets                                             $   --
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                  $ 10,674
   Accounts payable                                                        --
                                                                       --------
      Total Current Liabilities                                          10,674

STOCKHOLDERS' EQUITY
   Common stock
      50,000,000 shares authorized, $0.001 par value,
      7,655,412 shares issued and outstanding - Note 1                    7,655
   Capital in excess of par value                                        43,345
   Deficit accumulated during the development
      stage - dated November 28, 2001 - Note 1                          (61,674)
                                                                       --------
      Total Stockholders' Deficiency                                    (10,674)

                                                                       --------
                                                                       $   --
                                                                       ========

The accompanying notes are an integral part of these financial statements.



The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2001 and the
period November 28, 2001 (date of inception of development stage) to March 31, 2002



                                                                             Inception
                                                                          (dated Nov. 28,
                                                  Three Months            2001-Note 1) to
                                         March 31, 2002   March 31, 2001   March 31, 2002
REVENUES                                   $      --        $      --        $      --

EXPENSES
   Selling, General and Administrative           8,793             --             11,674
   Write-off of Goodwill - Note 2                 --               --             50,000
                                           ------------    -------------     ------------
                                                 8,793             --             61,674
                                           ------------    -------------     ------------
NET LOSS                                   $    (8,793)     $      --        $   (61,674)
                                           ============    =============     ============

NET LOSS PER COMMON SHARE
   Basic                                   $     (0.00)    $      --
                                           ------------    ------------

WEIGHTED AVERAGE OUTSTANDING SHARES
   Basic                                     7,655,412          155,412
                                           ------------    ------------

The accompanying notes are an integral part of these financial statements.




The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and 2001 and the
period November 28, 2001 (date of inception of development stage) to March 31, 2002

                                                                                               Inception
                                                                                            (dated Nov. 28,
                                                                     Three Months           2001-Note 1) to
                                                           March 31, 2002   March 31, 2001   March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $   (8,793)     $     --         $  (61,674)
   Write-off of Goodwill                                            --              --             50,000
   Adjustments to reconcile net loss to net cash provided
   by operating activities
      Changes in accounts payable                                  8,293            --             10,674
      Contributions to capital - expenses                            500            --              1,000
                                                              ----------      ----------       ----------
         Net Change in Cash from Operations                         --              --               --

CASH FLOWS FROM INVESTING ACTIVITIES                                --              --               --
                                                              ----------      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                --              --               --
                                                              ----------      ----------       ----------

Net Increase (Decrease) in Cash                                     --              --               --
Cash at Beginning of Period                                         --              --               --
                                                              ----------      ----------       ----------
Cash at End of Period                                         $     --        $     --         $     --
                                                              ==========      ==========       ==========

SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
   Issuance of 7,500,000 common shares pursuant to
      bankruptcy agreement                                    $     --        $     --         $   50,000
   Contributions to capital - expenses                               500            --              1,000
                                                              ----------      ----------       ----------

The accompanying notes are an integral part of these financial statements.


The Entertainment Internet, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on April 20, 1992 with authorized stock of 25,000 shares with no par value with the name of "West Tech Services, Inc.". Through a series of amendments to the articles of incorporation prior to November 22, 2000, the Company's authorized stock was increased to 75,000,000 shares of common stock with $.001 par value and 1,000,000 shares of preferred stock with no par value. On August 3, 1998 the Company's name was changed to "The Entertainment Internet, Inc."

The Company had been engaged in the business of developing and marketing a website that integrated motion picture, television and theatrical talent casting and agent submission services for the entertainment industry.

On November 22, 2000 the Company filed a voluntary petition for bankruptcy in the United States Bankruptcy Court under Chapter 11. The Company emerged from bankruptcy under Chapter 7 pursuant to a Bankruptcy Court Order entered on November 28, 2001 with no remaining assets or liabilities.

The bankruptcy settlement included, a cancellation of the authorized and any outstanding preferred shares; a cancellation of all common and preferred share conversion rights including warrants, options and convertible debt; a reverse common stock split of 300 shares of outstanding stock for one share; and the issuance of 7,500,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by recipients of the shares. The total of the post split outstanding shares, following completion of the terms of the settlement, was 7,655,412.

On November 28, 2001, the authorized common stock was reduced to 50,000,000 shares with $.001 par value.

Amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of Nevada.

This report has been prepared showing the name "The Entertainment Internet, Inc." and the post split common stock, with $.001 par value, from inception. The accumulated deficit has been restated to zero and dated November 28, 2001 with the statement of operations to begin on November 28, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.


Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.


Income Taxes
------------

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

On March 31, 2002, the Company had an available net operating loss carry forward of $61,674. The tax benefit of $18,502 from the carry forwards has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022 and 2023.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Goodwill
--------

The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". On November 28, 2001, the Company assigned the $50,000 purchase price for 7,500,000 common shares as goodwill to its sole reporting unit. At the same time, the Company conducted an impairment test and determined that the goodwill balance was fully impaired due to uncertainty with regard to future cash flows, a general lack of financial resources, and items described in note 5 below. In accordance with this impairment, the Company wrote off the entire goodwill balance against earnings.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH A RELATED PARTY

Transactions, with a related party, have been completed between the Company and the president-director and consist of the following.

Acquisition of 33% of the outstanding common capital stock. A demand no interest loan to the Company of $10,674.

4. CAPITAL STOCK

The outstanding common capital stock on November 22, 2000 (the date the Company filed for bankruptcy) was 46,623,600 shares which included a Rule 504 of Regulation D offering during 1998 and 1999 of 3,597,645 shares. As part of the bankruptcy a reverse split was completed reducing the outstanding shares to 155,412 and the issuance of 7,500,000 post split shares resulting in the outstanding shares of 7,655,412 on the balance sheet date. The payment of $50,000 to the bankruptcy court for the issuance of the 7,500,000 shares was recorded as goodwill with a corresponding contribution to capital.

Since inception, the Company has recorded a quarterly charge of $500 for the estimated fair value of general and administrative expenses including rent and compensation that have been provided to the Company by its president and director without charge. These expenses have been charged to the Company with a corresponding contribution to capital in excess of par value.

5. GOING CONCERN

The Company intends to seek a business opportunity that may provide a profit, however, the Company does not have the working capital necessary to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through related party loans which will enable the Company to operate for the coming year.

ITEM 2.  Plan of Operations

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully.

Liquidity and Capital Resources

If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company has received a commitment from its sole officer and director that he will advance the Company sufficient cash in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a major shareholder or anyone else associated with the Company.

Results of Operations

The Company has had no operations during this reporting period.



                                     PART II

ITEM 1. Legal Proceedings

The company is not currently aware of any legal proceedings or claims that the company believes will have, individually or in the aggregate, a material adverse effect on the company's financial position or results of operations.

ITEM 2. Changes in Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits Filed.

None.

(b) Reports on Form 8-K.

None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                The Entertainment Internet, Inc.
                                (Registrant)



Dated: 07/30/02                 By: s/  RADD C. BERRETT
                                    -----------------------------------
                                Radd C. Berrett, President and Sole Director