Form 10QSB
period 2002-06-30
ENTERTAINMENT INTERNET INC
filed 2002-07-30
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.   Financial Statements (unaudited)                                    4

ITEM 2.   Management's Discussion and Analysis or
            Plan of Operations                                               11

                                     PART II

ITEM 1.   Legal Proceedings                                                  12

ITEM 2.   Changes in Securities                                              12

ITEM 3.   Defaults Upon Senior Securities                                    12

ITEM 4.   Submission of Matters to a Vote of Security Holders                12

ITEM 5.   Other Information                                                  12

ITEM 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   12

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

                                     PART I

ITEM 1.  Financial Statements (Unaudited)

The accompanying balance sheet of The Entertainment Internet, Inc. (a development stage company) at June 30, 2002 and the related statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to June 30, 2002 have been prepared by the Company's management conformance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

The Entertainment Internet, Inc.
(Development Stage Company)
BALANCE SHEET
June 30, 2002



ASSETS

CURRENT ASSETS
   Cash                                                                $  2,110

                                                                       --------
      Total Current Assets                                             $  2,110
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                  $ 15,755
   Accounts payable                                                        --
                                                                       --------
      Total Current Liabilities                                          15,755

STOCKHOLDERS' EQUITY
   Common stock
      50,000,000 shares authorized, $0.001 par value,
      7,655,412 shares issued and outstanding - Note 1                    7,655
   Capital in excess of par value                                        43,845
   Deficit accumulated during the development
      stage - dated November 28, 2001 - Note 1                          (65,145)
                                                                       --------
      Total Stockholders' Deficiency                                    (13,645)
                                                                       --------

                                                                       $  2,110
                                                                       ========

The accompanying notes are an integral part of these financial statements.


The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to June 30, 2002


                                                                                                            Inception
                                                                                                         (dated Nov. 28,
                                                 Three Months                      Six Months            2001 - Note 1) to
                                        June 30, 2002    June 30, 2001   June 30, 2002   June 30, 2001     June 30, 2002
REVENUES                                 $      --         $      --       $      --       $      --        $      --

EXPENSES
   Selling, General and Administrative         3,471              --            12,264            --             15,145
   Write-off of Goodwill - Note 2               --                --              --              --             50,000
                                         -----------       -----------     -----------     -----------      -----------
                                               3,471              --            12,264            --             65,145

                                         -----------       -----------     -----------     -----------      -----------
NET LOSS                                 $    (3,471)      $      --       $   (12,264)    $      --        $   (65,145)
                                         ===========       ===========     ===========     ===========      ===========

NET LOSS PER COMMON SHARE
   Basic                                 $     (0.00)      $      --       $     (0.00)    $      --
                                         -----------       -----------     -----------     -----------

WEIGHTED AVERAGE OUTSTANDING SHARES
   Basic                                   7,655,412           155,412       7,655,412         155,412
                                         -----------       -----------     -----------     -----------

The accompanying notes are an integral part of these financial statements.



The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to June 30, 2002

                                                                                              Inception
                                                                                            (dated Nov. 28,
                                                                      Six Months           2001 - Note 1) to
                                                            June 30, 2002   June 30, 2001    June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(12,264)        $   --          $(65,145)
   Write-off of Goodwill                                           --               --            50,000
   Adjustments to reconcile net loss to net cash provided
   by operating activities
      Changes in accounts payable                                13,374             --            15,755
      Contributions to capital - expenses                         1,000             --             1,500
                                                               --------         --------        --------
         Net Change in Cash from Operations                       2,110             --             2,110

CASH FLOWS FROM INVESTING ACTIVITIES                               --               --              --
                                                               --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES                               --               --              --
                                                               --------         --------        --------

Net Increase (Decrease) in Cash                                   2,110             --             2,110
Cash at Beginning of Period                                        --               --              --
                                                               --------         --------        --------
Cash at End of Period                                          $  2,110         $   --          $  2,110
                                                               ========         ========        ========

SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
   Issuance of 7,500,000 common shares pursuant to
      bankruptcy agreement                                     $   --         $   --          $ 50,000
   Contributions to capital - expenses                            1,000           --             1,500
                                                               --------       --------        --------



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

On March 31, 2002, the Company had an available net operating loss carry forward of $65,145. The tax benefit of $19,544 from the carry forwards has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022 and 2023.

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

Acquisition of 33% of the outstanding common capital stock. A demand no interest loan to the Company of $15,755.

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