Form 10QSB
period 2002-09-30
ENTERTAINMENT INTERNET INC
filed 2002-11-14
CIK 1081172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 7,655,412 shares of common stock outstanding as of September 30, 2002.

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

ITEM 1.   Financial Statements (unaudited)                                  4

ITEM 2.   Management's Discussion and Analysis or
            Plan of Operations                                             10

                                     PART II

ITEM 1.   Legal Proceedings                                                11

ITEM 2.   Changes in Securities                                            11

ITEM 3.   Defaults Upon Senior Securities                                  11

ITEM 4.   Submission of Matters to a Vote of Security Holders              11

ITEM 5.   Other Information                                                11

ITEM 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 11

Certification Pursuant to 18 U.S.C. Section 1350
         as adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                        13

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

                                     PART I

ITEM 1.  Financial Statements (Unaudited)

The accompanying balance sheet of The Entertainment Internet, Inc. (a development stage company) at September 30, 2002 and the related statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to September 30, 2002 have been prepared by the Company's management in conformance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.





The Entertainment Internet, Inc.
(Development Stage Company)
BALANCE SHEET
September 30, 2002

ASSETS

CURRENT ASSETS
   Cash                                                                $    179

                                                                       --------
      Total Current Assets                                             $    179
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                  $ 15,773
   Accounts payable                                                         302
                                                                       --------
      Total Current Liabilities                                          16,075

STOCKHOLDERS' EQUITY
   Common stock
      50,000,000 shares authorized, $0.001 par value,
      7,655,412 shares issued and outstanding - Note 1                    7,655
   Capital in excess of par value                                        44,345
   Deficit accumulated during the development
      stage - dated November 28, 2001 - Note 1                          (67,896)
                                                                       --------
      Total Stockholders' Deficiency                                    (15,896)

                                                                       --------
                                                                       $    179
                                                                       ========

The accompanying notes are an integral part of these financial statements.


The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to September 30, 2002


                                                                                                                 Inception (dated
                                                Three Months                         Nine Months              Nov. 28, 2001- Note 1)
                                        September 30,      September 30,     September 30,      September 30,   to September 30,
                                            2002               2001              2002              2001               2002
REVENUES                                 $      --          $      --        $      --          $      --         $      --

EXPENSES
   Selling, General and Administrative         2,751               --              15,015               --              17,896
   Write-off of Goodwill - Note 2               --                 --                --                 --              50,000
                                         -----------        -----------       -----------        -----------       -----------
                                               2,751               --              15,015               --              67,896

                                         -----------        -----------       -----------        -----------       -----------
NET LOSS                                 $    (2,751)       $      --         $   (15,015)       $      --         $   (67,896)
                                         ===========        ===========       ===========        ===========       ===========

NET LOSS PER COMMON SHARE
   Basic                                 $     (0.00)      $      --          $     (0.00)      $      --
                                         -----------        -----------       -----------        -----------
WEIGHTED AVERAGE OUTSTANDING SHARES
   Basic                                   7,655,412            155,412         7,655,412            155,412
                                         -----------        -----------       -----------        -----------

The accompanying notes are an integral part of these financial statements.


The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001 and the period November 28, 2001 (date of inception of development stage) to September 30, 2002

                                                                                                       Inception (dated Nov. 28,
                                                                              Nine Months                  2001 - Note 1) to
                                                              September 30, 2002    September 30, 2001    September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $       (15,015)       $          --         $       (67,896)
   Write-off of Goodwill                                                   --                     --                  50,000
   Adjustments to reconcile net loss to net cash provided
   by operating activities
      Changes in accounts payable                                        13,694                   --                  16,075
      Contributions to capital - expenses                                 1,500                   --                   2,000
                                                                ---------------        ---------------       ---------------
         Net Change in Cash from Operations                                 179                   --                     179

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                     --                    --
                                                                ---------------        ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --                     --                    --
                                                                ---------------        ---------------       ---------------

Net Increase (Decrease) in Cash                                             179                   --                     179
Cash at Beginning of Period                                                --                     --                    --
                                                                ---------------        ---------------       ---------------
Cash at End of Period                                           $           179        $          --         $           179
                                                                ===============        ===============       ===============

SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
   Issuance of 7,500,000 common shares pursuant to
      bankruptcy agreement                                      $          --          $          --         $        50,000
   Contributions to capital - expenses                                    1,500                   --                   2,000
                                                                ---------------        ---------------       ---------------

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

On September 30, 2002, the Company had an available net operating loss carry forward of $67,892. The tax benefit of $20,395 from the carry forwards has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022 and 2023.


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

Acquisition of 33% of the outstanding common capital stock. A demand no interest loan to the Company of $15,771.


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


ITEM 3.  Evaluation of Disclosure Controls and Procedures

Based on the evaluation conducted by Mr. Radd C. Berrett, who is both the CEO and CAO of the company, as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the company's disclosure controls and procedures, Mr. Berrett as the CEO and CAO concluded that, as of the Evaluation Date, (i) there were no significant deficiencies or material weaknesses in the company's disclosure controls and procedures, (ii) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, and (iii) no corrective actions were required to be taken.

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

                                   The Entertainment Internet, Inc.
                                   (Registrant)



Dated: 11/11/02                    By: s/  RADD C. BERRETT
                                       -----------------------------------
                                   Radd C. Berrett, President and Sole Director,
                                   Principal Accounting Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Radd C. Berrett, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of The Entertainment Internet, Inc.;

2. based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11/11/02                      By: s/  RADD C. BERRETT
                                        -------------------------------
                                            Name:    Radd C. Berrett
                                            President and Sole Director,
                                            Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: 11/11/02                         By: s/  RADD C. BERRETT
                                            -------------------------------
                                        Radd C. Berrett
                                        President and Sole Director,
                                        Principal Accounting Officer