Form 10KSB
period 2002-12-31
ENTERTAINMENT INTERNET INC
filed 2003-03-28
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        THE ENTERTAINMENT INTERNET, INC.
                 (Name of Small Business Issuer in its charter)

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

                                 (801) 886-2625
                 Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

    Title of each class                         Name of each exchange on which
    to be so registered                         each class is to be registered

           N/A                                                N/A

Securities registered under Section 12(g) of the Act:

                 Common Capital Stock, $.001 par value per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 4, 2003 was approximately $1,624,000, based on the average bid and ask price of the registrant's common stock as of March 4, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 7,655,412 shares of common stock outstanding as of March 4, 2003.

Transitional Small Business Disclosure Format: Yes  [ ]     No [X]

                                TABLE OF CONTENTS

                                                                       PAGE
                                     PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . .       1

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . .      12

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      13

ITEM 4.   Submission of Matters to a Vote of Security Holders. . .      13

                                     PART II

ITEM 5.   Market Price of and Dividends on Registrant's
            Common Equity and Other Stockholder Matters. . . . . .      13

ITEM 6.   Management's Discussion and Analysis or
            Plan of Operation. . . . . . . . . . . . . . . . . . .      14

ITEM 7.   Financial Statements . . . . . . . . . . . . . . . . . .      15

ITEM 8.   Changes in and Disagreements with Accountants. . . . . .      24

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters
            and Control Persons. . . . . . . . . . . . . . . . . .      24

ITEM 10.  Executive Compensation . . . . . . . . . . . . . . . . .      25

ITEM 11.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . .      25

ITEM 12.  Certain Relationships and Related Transactions . . . . .      26

ITEM 13.  Index to Exhibits and Reports on Form 8-K. . . . . . . .      27

ITEM 14.  Controls and Procedures. . . . . . . . . . . . . . . . .      27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27

Form of Certification Pursuant to Rule 13a-14 and
                  15d-14 under the Securities Exchange Act
                  of 1934, as Amended. . . . . . . . . . . . . . .      28

Certification Pursuant to 18 U.S.C. Section 1350
                  as adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 . . . . . . . . . . .      30


(

                                     PART I

ITEM  1.  Description of Business

History

The Entertainment Internet, Inc. ("Company" or "Registrant"), a company that emerged from bankruptcy on November 28, 2001, was incorporated on April 20, 1992 under the laws of the State of Nevada as West Tech Services, Inc. ("West Tech"). West Tech was formed for the purpose of engaging in any lawful corporate business and had no operations from 1992 to 1998. On May 5, 1998, the Company was approved for listing on the Over-the-Counter Bulletin Board ("OTC-BB") administered by the National Association of Securities Dealers, Inc. ("NASD") under the symbol "WSTT".

On August 3, 1998, West Tech changed its name to "The Entertainment Internet, Inc." ("EINI") At or about this time, new individuals came to control the Company. On August 12, 1998, approximately 10 days after the name change, the Company's OTC-BB symbol was changed to "EINI".

Commencing on or about September 1, 1998 and through approximately March 31, 1999, the Company's then-management undertook a public offering of the Company's securities pursuant to the Rule 504 exemption from registration of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act" or "'33 Act"). The offering resulted in the issuance of 3,597,645 common capital shares at prices ranging from $0.175 to $0.55 for total net proceeds of less than $1 million.

On March 23, 1999, the Company acquired all of the stock of another company known as Only Multimedia Network, Inc., a California corporation ("OMNI"). Between April 1999 and November 2000, the Company, through its wholly owned subsidiary, OMNI, engaged in the business of developing and marketing a website that integrated motion picture, television and theatrical talent casting and agent submission services for the entertainment industry.

On November 18, 1999, the Company's stock was delisted from the OTC-BB to the "Pink Sheets" published by the Pink Sheets, LLC (previously National Quotation Bureau, LLC) because the Company did not meet the new OTC-BB Eligibility Requirements. The day prior to the Company's delisting from the OTC-BB, November 17, 1999, the Company's then-management filed a Form 10-SB registration statement with the Securities and Exchange Commission ("Commission"). The Company continued to file reports with the Commission through and until December 19, 2000, when it filed a Form 15-12g Certification and Notice of Termination of Registration, thus relieving it of the legal obligation to continue to file annual and quarterly reports with the Commission. The reason for this is explained in the following paragraph.

By November 2000, a month before the Company ceased filing reports with the Commission, the Company, whose business was then that of OMNI's, developed serious cash flow problems and was unable to meet its current obligations. Accordingly, on November 22, 2000, the Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The case was filed in the Central District of California, Los Angeles Division, Case No. LA-00-42737-EC. During the bankruptcy proceedings, the Chapter 11 Petition was converted to a Chapter 7 proceeding.

During the pendency of the bankruptcy proceedings, Champion Equities, LLC, a Utah limited liability company ("Champion") which is wholly owned by Home Marketing Enterprises, LLC, also a Utah limited liability company ("HME"), and 19 additional sophisticated investors as principals, made an offer, through the Bankruptcy Trustee, to purchase a majority of the Company's issued and outstanding shares. This offer was accepted by the Trustee and thereafter formally approved by the Bankruptcy Court at a September 19, 2001 Sale Confirmation Hearing, a formal Order on which was entered with the Clerk of the Court on November 28, 2001. The Company emerged from bankruptcy with no remaining assets or liabilities, all as set forth and contemplated in the Bankruptcy Court Order.

Among other things, the offer and sale transaction approved by the Bankruptcy Court on September 19, 2001, provided for the following: (1) a sale, free and clear, of all liens and encumbrances, (2) a reverse split of the common stock at a ratio of one share for every three hundred that were then-issued and outstanding, (3) the cancellation of all authorized and any outstanding preferred shares, (4) the cancellation of all common and preferred share conversion rights of any kind, including those pertaining to any then-outstanding options, warrants and convertible debt, (5) the issuance of 7,500,000 legend-free post split common capital shares in exchange for $50,000, an amount that the buyer, Champion, and 19 additional sophisticated and accredited investors put up as payment into the Bankruptcy Court. In accordance with federal and state securities laws and regulations pertaining to "blank check" or "blind pool" companies, the Company issued a total of 7,500,000 shares of common stock, which are represented by certificates that each bear appropriate restrictive legends.

As a result of the one for three hundred share reverse split, the Company, prior to the Court-authorized issuance of the 7,500,000 shares referenced above, had 155,412 common shares issued and outstanding. The total number of the post-split issued and outstanding shares, following Bankruptcy Court approval of the purchase transaction, was 7,655,412.

On January 30, 2002, the Company's pink sheet symbol was changed from "EINI," the same symbol it had on the OTC-BB, to "ENIN". This was because the Company completed the reverse split authorized by the bankruptcy order and, accordingly, changed the CUSIP number of the Company's common stock. On September 5, 2002, the Company relisted on the OTC-BB. As of the date of this Annual Report, the Company remains listed on the OTC-BB.

On February 15, 2002, Restated Articles of Incorporation implementing the changes and amendments to the Company's Articles of Incorporation as ordered by the U.S. Bankruptcy Court were filed with the State of Nevada. See Ex. 3.1 hereto. These Restated Articles also implement other desirable changes such as opting-out of certain provisions of the Nevada Corporations Code (see, e.g.,

Articles Twelve and Thirteen) and therefore, on February 14, 2002, a date prior to the date the Restated Articles were submitted to the Nevada Secretary of State, a majority of the shareholders, by written consent, approved the form of such Restated Articles. In addition, the Restated Articles confirm the total number of common capital shares, and their par value, that are now authorized to be issued and therefore, the written consent of a majority of shareholders also ratifies this particular change. The Company now has 50 million common capital shares authorized, par value $0.001 per share.

Since its emergence from bankruptcy, the Company has been in the development stage. The common stock and deficit accumulated during the development stage have been restated with the statement of operations to begin on November 28, 2001, the date of entry of the Bankruptcy Court Order approving the purchase and sale.

Business of Issuer and Risks Associated Therewith

As stated above, the Company was engaged in the business of on-line casting. Having experienced financial difficulty, the Company, on November 22, 2000, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Since that time, the Company has been inactive. Upon its emergence from bankruptcy, the Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

The Company's principal executive offices are located at 4970 West 2100 South, Suite 200, Salt Lake City, Utah, 84120, and its telephone number is (801) 886-2625.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully. If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company has received a commitment from its sole officer and director, Mr. Radd C. Berrett, that he will advance the Company sufficient cash in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a major shareholder or anyone else associated with the Company.

Risks of Penny Stock Investing

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, a Rule made effective on July 15, 1992. These include but are not limited to the following:
(i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Risks Related to Broker-Dealer Requirements Involving Penny Stocks/Risks Affecting Trading and Liquidity

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

State Restrictions or Regulations Related to "Development Stage" or So-Called "Blank Check" Companies

The Company is subject to regulation by Securities and Exchange Commission ("Commission") and, in those states where its securities may be offered, sold or traded, by various state counterpart securities agencies. In the state arena, the Company is or will be subject to regulation under the so-called "Blue Sky Laws" or state securities laws of those states in which its stock might ultimately be offered or sold. The Company has no present intention of making a public offering or sale of any of its securities in any particular state. In the State of Nevada, the Company's state of incorporation, the Nevada Division of Securities has adopted various regulations under its Administrative Code (Securities) that deal with or address public offerings of securities by "development stage companies" and "blank check" companies. See Nevada Administrative Code (NAC) Sections 90.475, 90.480, 90.483, 90.485, 90.490 and
90.492. For example, subsection 2 of NAC Section 90.480 titled "Contents of registration statement or offering document; penalty for failure to comply," provides that if a registration statement [for the offer and sale of securities that is filed in the State of Nevada] does NOT contain information concerning
(a) the intended use of the proceeds of the offering; (b) the type of business in which the business of the issuer is or will be engaged; (c) the product or service offered or to be offered by the issuer; and (d) the name of the principal manager of the business of the issuer, "the administrator [of the Nevada Securities Division] may deem the offering to be a blank check blind pool and may deny, suspend or revoke the effectiveness of the registration statement pursuant to Nevada Revised Statutes (NRS) 90.510 (subject to exceptions)."

The Company's research reveals that there are at least two states, namely, the states of Utah and Florida, that have especially strict rules and regulations pertaining to public offerings by blank check or blind pool companies. For example, the state of Utah can require that the proceeds of a public offering by a blank check or blind pool company be escrowed until the company finds a suitable transaction and use for its money, at which time the stockholders are given an offer of rescission. If a majority vote in favor of rescission, the issuer will be required to either give the investors their money back or seek another merger or acquisition transaction. These types of rules and regulations are inapplicable to the Company because the Company has no intention of making a public offering of its securities in an effort to raise any additional money or capital while it is deemed a blank check or blind pool company.

With respect to the trading of the Company's securities in particular states, the large majority of states, to the knowledge of the Company, have specific trading exemptions for issuers that are "reporting" under the Securities Exchange Act of 1934 and that are either listed on an exchange or are otherwise listed in a recognized securities manual. Many states refer to these various trading exemptions as the "Exchange Exemption," the "Manual Exemption," or the "Secondary Trading Exemption." Regardless of the existence of "trading exemptions" in some states, the Company's research nonetheless reveals that most states substantially restrict or prohibit the offer and sale of securities of "blank check" companies to state residents so long as the company is a "blank check" company. To the extent necessary, the Company intends to comply with all of the laws, rules and regulations of those states in which its securities may be traded. As a result of these "trading exemptions," the Company believes that shareholders or investors who buy or sell the Company's securities in the public market will have an exemption in those states which recognize such exemptions, however, as mentioned above, most states substantially restrict or prohibit the offer and sale of securities of "blank check" companies to state residents. This statement, however, is qualified by and subject to the rules and regulations involving Penny Stocks, all as discussed elsewhere herein.

For further information relative to the Blue Sky laws of the several states and how they impact the Company and its securities, reference is made to T an organization called the North American Securities Administrators Association ("NASAA") located in Washington, D.C., whose website is www.nasaa.com. This organization exists to study, address and coordinate securities regulation by and among the 50 states. Reference is also made to a website known as www.coordinatedreview.com, a web site indirectly administered by and through the University of Pennsylvania and which further addresses the coordination of securities offerings to residents of more than one state.

Sources of Business Opportunities and Risks Associated Therewith

Development stage companies like the Company compete to obtain favorable business opportunities. The Company faces competition from other development stage companies similarly situated.

The Company is unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve or change. Thus, The Company may be unable to acquire merger or other partners or otherwise locate business combinations on terms acceptable to management. Accordingly, such competition, although customary with development stage companies, could result in delays, increased costs, or other types of adverse consequences affecting The Company and its financial condition.

Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, persons that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

If the Company elects to engage an independent consultant, it intends to look only to consultants that have experience in working with small public companies in search of an appropriate business opportunity. Also, the consultant will more than likely have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business combinations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and who would be willing to be fully compensated at the close of a business combination or acquisition.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Because the Company has limited resources, substantial risk exists that the Company may not be able to find any qualified merger partners or otherwise be able effectuate any business combinations.

Evaluation and Risks Associated Therewith

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. As stated in the previous section, management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are a multitude of unknown risks that cannot be adequately defined or identified prior to the identification of a specific business opportunity. No assurance can be made following consummation of any acquisition or merger that the business venture acquired or targeted will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities made available to the Company may involve, among other things, new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger and Risks Associated Therewith

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company, on the one hand, and the respective needs and desires of those in control of the opportunity, on the other, and, the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Whatever form any business transaction ultimately takes, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current situation, having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

Need for Additional Capital or Financing and Risks Associated Therewith

Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the

Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would more than likely have to be to persons known by the director or other shareholders of the Company or to venture capitalists that would be willing to accept the substantial risks associated with investing in a company with limited history, no current operations and nominal capital.

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public offering of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds or financing, if necessary, on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding or financing when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company has no plans to use and does not anticipate using Regulation S promulgated under the '33 Act to raise any funds prior to consummation of a merger or acquisition. Although not presently anticipated, a possibility exists that the Company would offer and sell additional securities to its existing shareholders or their affiliates or possibly even "accredited investors."

Possible Sales of Shares by Certain Shareholders or Insiders

In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers, directors, their affiliates, if any, or other insiders of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms and conditions. However, if any such situation does arise, management is obligated to follow the Company's Articles of Incorporation, By-laws, and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers, directors and other affiliates or insiders, if any, of their shares, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

Finder's, Agent's or Broker's Fees

In the event of a successful acquisition or merger, a finder's, agent's or broker's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of any such fee, although it is likely that an appropriate fee will be based upon negotiations by and among the Company, the appropriate business opportunity, and the finder or broker. Management cannot at this time estimate the type or amount of any potential finder's or agent's fee that might be paid. Though possible, it is unlikely that a finder's or agent's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of usurpation of a corporate opportunity. Further, in the unlikely event that a finder's or agent's fee was paid to an affiliate, the Company would likely, though not necessarily, have such an arrangement ratified by the shareholders in an appropriate manner. It should also be noted that finder's, agent's or broker's fees in the types of situations involved here are frequently substantial and no assurance can be made that any such fee would not be substantial or not entail the issuance of several million common capital shares.

In certain circumstances, finders, brokers or agents may be deemed "underwriters" of the Company's stock as that term is defined in Section 2(11) of the Securities Act of 1933. Such persons must therefore take care to ensure that they do not engage in an unlawful distribution of any securities they so acquire in any transaction involving the Company. In the event that the Company issues any stock as compensation to any finder, broker or agent, such stock will be obtained by such person in an "issuer transaction" and any certificate representing such stock will bear an appropriate "restrictive legend" providing that the securities cannot be re-sold in the absence of an effective registration statement or without an appropriate exemption from registration. The Company will also take steps to have any such finder, broker or agent execute an appropriate "investment letter" whereby such person shall represent to the Company and its transfer agent that he or she is taking the shares for investment purposes and not with a view to the further distribution thereof, in essence, that he or she is not taking the shares as an "underwriter."

To the extent that a finder, agent or broker would obtain securities of the Company and thereafter be deemed an "underwriter" of the Company's securities, that person or entity would NOT be able to rely on either Rule 144 or the
Section 4(1) exemption from registration, an exemption that specifically excludes "underwriters" from its operation and applicability.

Potential Conflicts of Interest

Presently, it is believed to be highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's sole president and director, Mr. Berrett, or any affiliates or promoters, if any, have an ownership interest. It is the Company's policy that any possible related party transaction of this type would have to be ratified by a majority of the Company's shareholders. Because the Company, at this time has but one officer and director, if there does arise a conflict of interest between Mr. Berrett (or any future officer and director) and the Company, Mr. Berrett is committed to obtaining and relying upon the advise of outside counsel, even if such advice is adverse to a proposed course of action. Secondly, Mr. Berrett (or any officer and director having a possible conflict of interest) and the Company will obtain either or both a so-called "Comfort Letter" from an independent outside expert or a Fairness Opinion from an independent outside expert or other professional. In this case, a proposed transaction will not proceed unless opinions obtained actually conclude that the proposed transaction is, in fact, fair. In short, the Company will obtain and rely upon an opinion from a qualified person who is unaffiliated with any such proposed or possible transaction.

Depending upon the nature of the transaction, management intends do whatever it believes is necessary to fully and completely comply with Nevada corporate law.

See, e.g., Nevada Revised Statutes (NRS) 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors." Nevada also has a statute titled "Combinations with Interested Stockholders." NRS 78.411 through 78.444, inclusive. The Company, in Article Thirteen of its Restated Articles of Incorporation, a copy of which comprises Ex. 3.1 hereto, has opted-out of this particular provision in accordance with NRS 78.434. In addition, Article Fourteen of the Company's Restated Articles of Incorporation further provides, among other things, that a transaction with or involving a director or officer shall not be void simply because such person is an officer or director of the Company. See Articles Thirteen and Fourteen of
Exhibit 3.1 hereto, a complete copy of the Company's Restated Articles of Incorporation.

Management has no reason to believe and does not anticipate that the Company will acquire or merge with any related entity or person.

Rights and Participation of Shareholders

It is presently anticipated by management that prior to consummating a possible acquisition, merger or other reorganization transaction, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved or ratified by shareholders in the appropriate manner. However, under Nevada Revised Statutes (NRS) 78.320 titled "Stockholders' meetings: Quorum; consent for actions taken without meeting; participation by telephone or similar method" certain actions that would routinely be taken at a meeting of shareholders may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take corporate action at a formal meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition, merger or other reorganization transaction, Nevada corporate law provides that minority shareholders would not be given the opportunity to vote on the issue. Thus, the board of directors has the discretion to consummate an acquisition or merger by written consent of a majority of the Company's voting power if it is determined to be in the best interests of the Company to do so. Nevada law further provides that unless the written consent of a majority of the shareholders entitled to vote is obtained, notice of a meeting shall be given at least ten (10) days before a meeting is held and not less than 60 days. NRS 78.370 titled "Notice to stockholders." Regardless of whether an action to acquire or merge is ratified by noticing-up and holding a formal shareholders' meeting or by written consent, the Company intends to provide its shareholders with complete disclosure documentation concerning a potential target business opportunity, including appropriate audited financial statements of the target to the extent the same can be made available at the time. It is anticipated that all of such information will be disseminated to the shareholders either by means of a Proxy Statement prepared in accordance with Schedule 14A promulgated under the Exchange Act in the event that a shareholders' meeting is actually called and held, or by an Information Statement prepared and disseminated in accordance with Schedule 14C promulgated under the Exchange Act in the event the corporate action is approved by the written consent of a majority.

It should be noted that Nevada law requires giving dissenter's rights of appraisal in a statutory merger or "Class A" merger transaction, transactions that are "tax free" by definition under the Internal Revenue Code (IRC). For this reason, even if a majority of the Company's shareholders give their written consent to a statutory merger transaction, all shareholders will nonetheless be given the protection of dissenter's rights of appraisal as provided under Nevada corporation law. Reference is thus made to Chapter 92A of the Nevada Revised Statutes (NRS) titled "Mergers and Exchanges of Interest," sections 300 through 500 of which discuss "Rights of Dissenting Owners."

Competition

The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company is in direct competition with these other public companies in its search for business opportunities and, due to the Company's current lack of funds and capital resources, it may be difficult to successfully compete with these other companies.

Employees

As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

The Company is currently using as its principal place of business the business office of its sole director and principal shareholder, Mr. Radd C. Berrett, located in Salt Lake City, Utah. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet known and yet-to-be-identified business opportunity.

ITEM 2.  Description of Property

The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 4970 West 2100 South, Suite 200, Salt Lake City, Utah, 84120, which is the office address of its largest shareholder and president. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.  Legal Proceedings

None.

There are presently no material pending legal proceedings to which the Company or its officer, director or majority stockholder is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened. On November 28, 2001, the Company emerged from Bankruptcy in Los Angeles, California, as described in Item 1 of Part I above. The result of that action was that all of the Company's liabilities and debts were extinguished by operation of law.

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its stockholders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

                                     PART II

ITEM 5. Market Price of And Dividends on the Registrant's Common Equity and Other Stockholder Matters

The Company's stock is currently listed on the "OTC Bulletin Board" under the symbol "ENIN". There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

As of March 24, 2003 there were 209 shareholders of record of the Company's common stock, a figure that does not take into account those shareholders whose certificates are held in the name of depositories, financial intermediaries, clearing houses, broker-dealers or other nominees such as the Depository Trust Company (DTC) and its own nominee, Cede & Company.

The following table shows the high and low bid prices of the Company's common stock as reported by the Pink Sheets for the periods indicated.

                                                      High              Low
Fiscal 2001

         First Quarter                               $0.03             $0.01
         Second Quarter                              $0.01             $0.005
         Third Quarter                               $0.007            $0.004
         Fourth Quarter                              $0.004            $0.002

Fiscal 2002

         First Quarter                               $0.15             $0.002
         Second Quarter                              $0.20             $0.15
         Third Quarter                               $0.20             $0.20
         Fourth Quarter                              $0.20             $0.10

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

ITEM 6.   Management's Discussion and Analysis or Plan of Operation

The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the other operations of the Company have been paid for by the largest shareholder of the Company, Mr. Radd C. Berrett, currently the only officer and only director of the Company. On February 14, 2002, a majority of the Company's shareholders, by written consent, ratified the prior appointment on November 28, 2001, of Mr. Berrett as the Company's sole director and otherwise elected him to such position. The Company's shareholders ratified the nomination and appointment of Mr. Berrett as the Company's only director because it is he who has spearheaded the proposal on behalf of Champion, to purchase control of the Company; at the same time, it was also determined that having one individual exercise director and officer-related functions would make the Bankruptcy purchase and sale transaction easier and less expensive to consummate and finalize.

It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable corporation.

In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration, if any.

However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As further stated elsewhere herein, in the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

ITEM 7.   Financial Statements

SELLERS AND ANDERSEN, L.L.C.
----------------------------                      941 East 3300 South, Suite 202
Certified Public Accountants                          Salt Lake City, Utah 84106
and Business Consultants                                  Telephone 801 486-0096
Member SEC Practice Section                                     Fax 801 486-0098
of the AICPA


Board of Directors
The Entertainment Internet, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Entertainment Internet, Inc. (development stage company) at December 31, 2002 and the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002 and the period November 28, 2001 to December 31, 2001 and the period November 28, 2001 (date of inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Entertainment Internet, Inc. at December 31, 2002 and the statements of operations and cash flows for the year ended December 31, 2002 and the period November 28, 2001 to December 31, 2001 and the period November 28, 2001 (date of inception of development stage) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 21, 2003                                     s/ SELLERS AND ANDERSEN, LLC

The Entertainment Internet, Inc.
(Development Stage Company)
BALANCE SHEET

                                                                Dec. 31, 2002

ASSETS

CURRENT ASSETS
   Cash                                                            $   --

                                                                   --------
      Total Current Assets                                         $   --
                                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                              $ 16,266
   Accounts payable                                                   1,060
                                                                   --------
      Total Current Liabilities                                      17,326

STOCKHOLDERS' EQUITY
   Common stock
      50,000,000 shares authorized, $0.001 par value,
      7,655,412 shares issued and outstanding                         7,655
   Capital in excess of par value                                    44,845
   Deficit accumulated during the development
      stage - dated November 28, 2001 - Note 1                      (69,826)
                                                                   --------
      Total Stockholders' Deficiency                                (17,326)

                                                                   --------
                                                                   $    --
                                                                   ========

The accompanying notes are an integral part of these financial statements.



The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENT OF OPERATIONS

For the year ended December 31, 2002 and the period November 28, 2001 to December 31, 2001 and the period November 28, 2001 (date of inception of development stage) to December 31, 2002

                                                                                  Nov. 28, 2001
                                         Dec. 31, 2002        Dec. 31, 2001      to Dec. 31, 2002
                                         --------------------------------------------------------
REVENUES                                 $   --                 $   --              $   --

EXPENSES
   Administrative                          16,945                  2,881              19,826
   Goodwill expensed                         --                   50,000              50,000
                                         --------------------------------------------------------
                                           16,945                 52,881              69,826
                                         --------------------------------------------------------
NET LOSS                                 $(16,945)              $(52,881)           $(69,826)
                                         ========================================================

NET LOSS PER COMMON SHARE
   Basic                                 $  (0.00)              $  (0.01)
                                         --------------------------------

WEIGHTED AVERAGE OUTSTANDING SHARES
   Basic (stated in 1,000's)                7,655                  7,655
                                         --------------------------------

The accompanying notes are an integral part of these financial statements.






The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period November 28, 2001 (date of inception of development stage) to December 31, 2002

                                                                                               Deficit
                                                                                             Accumulated
                                                                              Capital in      During the
                                                      Common Stock            Excess of      Development
                                                  Shares         Amount       Par Value         Stage
                                                ---------      ---------      ---------       ---------
Balance November 28, 2001 - Note 1                155,412      $     155      $    (155)      $    --

Issuance of common stock pursuant
   to bankruptcy agreement
   November 28, 2001 - Note 1                   7,500,000          7,500         42,500            --
Contributions to capital - expenses -
   related parties                                   --             --              500            --
Net operating loss for the period November
   28, 2001 to December 31, 2001                     --             --             --           (52,881)
                                                ---------      ---------      ---------       ---------
Balance December 31, 2001                       7,655,412      $   7,655      $  42,845       $ (52,881)
                                                =========      =========      =========       =========

Contributions to capital - expenses -
   related parties                                   --             --            2,000            --
Net operating loss for the year
   December 31, 2002                                 --             --             --           (16,945)
                                                ---------      ---------      ---------       ---------
Balance December 31, 2002                       7,655,412      $   7,655      $  44,845       $ (69,826)
                                                =========      =========      =========       =========

The accompanying notes are an integral part of these financial statements.



The Entertainment Internet, Inc.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the year ended December 31, 2002 and the period November 28, 2001 to December 31, 2001 and the period November 28, 2001
(date of inception of development stage) to December 31, 2002


                                                                                            Nov. 28, 2001
                                                            Dec. 31, 2002   Dec. 31, 2001  to Dec. 31, 2002
                                                            -------------   -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(16,945)      $(52,881)      $(69,826)
   Adjustments to reconcile net loss to net cash provided
   by operating activities
      Goodwill expensed                                          50,000         50,000
      Contributions to capital - expenses                         2,000            500          2,500
      Changes in accounts payable                                14,945          2,381         17,326
                                                               --------       --------       --------
         Net Change in Cash from Operations                    $   --         $   --         $   --
                                                               --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES                               --             --             --
                                                               --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES                               --             --             --
                                                               --------       --------       --------

Net Increase (Decrease) in Cash                                    --             --             --
Cash at Beginning of Period                                        --             --             --
                                                               --------       --------       --------
Cash at End of Period                                          $   --         $   --         $   --
                                                               ========       ========       ========

SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
   Contributions to capital - expenses                         $  2,000       $    500       $  2,500
                                                               --------       --------       --------

The accompanying notes are an integral part of these financial statements.



The Entertainment Internet, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on April 20, 1992 with authorized stock of 25,000 shares with no par value with the name of "West Tech Services, Inc.". Through a series of amendments to the articles of incorporation prior to November 22, 2000, the Company's authorized stock was increased to 75,000,000 shares of common stock with $.001 par value and 1,000,000 shares of preferred stock with no par value. On August 3, 1998 the Company's name was changed to "The Entertainment Internet, Inc." The Company was engaged in the business of developing and marketing a website that integrated motion picture, television and theatrical talent casting and agent submission services for the entertainment industry and became inactive after 2000.

On November 22, 2000 the Company filed a voluntary petition for bankruptcy in the United States Bankruptcy Court under Chapter 11. The Company emerged from bankruptcy under Chapter 7 pursuant to a Bankruptcy Court Order entered on November 28, 2001 with no remaining assets or liabilities.

The bankruptcy settlement included a cancellation of the authorized and any outstanding preferred shares; a cancellation of all common and preferred share conversion rights including warrants, options and convertible debt; a reverse common stock split of 300 shares of outstanding stock for one share; and the issuance of 7,500,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by recipients of the shares. The total of the post split outstanding shares, following completion of the terms of the settlement, was 7,655,412.

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

On December 31, 2002, the Company had a net operating loss available for carry forward of $69,826. The tax benefit of $20,948 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2022 through 2023.

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Financial and Concentration Risk
--------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of product or the completion of services provided.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

Acquisition of 33% of the outstanding common capital stock. A demand no interest loan to the Company of $16,266.

4.   COMMON CAPITAL STOCK

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

ITEM 8.  Changes in and Disagreements With Accountants

Upon emergence from Bankruptcy on November 28, 2001, the Board of Directors authorized the engagement of ANDERSEN ANDERSEN & STRONG, L.C., Salt Lake City, Utah, as independent auditors of the Company. Although the Company commenced operations on November 28, 2001, the date of the Company's emergence from Bankruptcy, there have been no disagreements with the newly engaged accountants with regard to any matter whatsoever with regard to the Company. During 2002, ANDERSEN ANDERSEN & STRONG, L.C. changed its name to SELLERS AND ANDERSEN, LLC.

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

Name                      Age       Position
--------------------------------------------------------------------------------


Radd C. Berrett            39       President and Director

MR. RADD C. BERRETT, a resident of Salt Lake City, Utah, and the Company's largest shareholder, has served as the Company's sole officer and director since November 28, 2001. On February 14, 2002, Mr. Berrett was formally elected the only director of the Company by a majority of the Company's shareholders. The primary reason for having one officer and director has been convenience and ease of operation. At such time as a more expansive role of management is needed to direct the affairs and efforts of the Company, an event that may not occur, the Company will consider supplementing the Board with additional persons, persons experienced in business matters, and hopefully persons experienced in matters pertaining to publicly held entities. Mr. Berrett has substantial experience running businesses and corporations and otherwise serving on the board of publicly held entities. For example, from 1994 to the present, Mr. Berrett's principal occupation has been president of Tereb Holdings Inc., a Utah corporation, a company that has invested in start up companies and consulted on mergers and acquisitions. During 1998 and 1999, Mr. Berrett was a director of Caldera Corporation (now Level Jump Financial Group, Inc.), a Florida corporation, and during 2001 he served as a director of Alliance Consumer International, Inc. (now Nutrastar, Inc.), a California corporation.

As set forth in the Company's Articles of Incorporation and By-laws, copies of which are attached hereto as Exs. 3.1 and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though the Company has not compensated Mr. Berrett for his service on the Board of Directors or any committee thereof, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's recent emergence from bankruptcy and current lack of funds, Mr. Berrett and any future director will likely defer his or her expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the fiscal year ended December 31, 2002 and as of the date hereof, Mr. Berrett has not accrued any expenses or other compensation. As further set forth in the Company's By-Laws, Ex. 3.2 hereto, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not, at present, have any standing committees.

Section 16(a) Disclosure

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Except for a late filing of a Form 3 by Mr. Berrett reporting his initial holdings in the Company, we believe that, during the fiscal year ended December 31, 2002, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

ITEM 10.  Executive Compensation

The Company has not adopted a bonus, stock option, stock issuance, profit sharing, or deferred compensation plan of any sort for the benefit of its employees, officers, directors or consultants (of which presently there are none). Further, the Company has not entered into an employment agreement with Mr. Berrett or any other persons, including any consultant, and no such agreements are anticipated in the immediate future. Because there is nothing further to disclose under this Item, the Company has not prepared a Summary Compensation Table as would otherwise be required.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2002, with respect to each person known to own directly and/or beneficially 5% or more of the common capital stock of the Company, each director and officer and all directors and officers as a group. In addition, to the best knowledge, information and belief of management, the following table has not changed as of the date of this Registration Statement. As of December 31, 2002, there were a total of 7,655,412 common shares issued and outstanding.

Title of          Name and Address             Amount and Nature of    Percent
Class             of Beneficial Owner          Beneficial Ownership    of Class
________________________________________________________________________________

Common      Home Marketing Enterprises,LLC(1)      2,500,000             32.6%
Capital     3156 East Old Mill Circle               Direct
Shares      Suite 100
            Salt Lake City, UT 84121

            Radd C. Berrett (2)                    2,500,000             32.6%I
            3156 East Old Mill Circle              Indirect
            Suite 100
            Salt Lake City, UT 84121


            All directors, officers and
            persons owning 5% or more              2,500,00              32.6%
            as a group

(1) Home Marketing Enterprises, L.L.C., is a family-beneficially owned Utah limited liability company whose members consist of Mr. Berrett, the only officer and only director of the Company, his wife, Andrea Berrett, and their children. At present, Mr. Berrett, together with his wife, a person who lives with him in the same household, and their children beneficially own 100% of Home Marketing Enterprises, LLC. Because Mr. Berrett is also the Manager of Home Marketing Enterprises, L.L.C., Mr. Berrett has both direct and indirect control over the 2.5 million shares of the Company owned and held by it.

(2) Mr. Berrett is currently the only director and officer of the Company. Because Regulation S-B contemplates that more than one person can be the "beneficial owner" of the same shares, the above table reflects Mr. Berrett's indirect or beneficial interest in the 2.5 million shares directly owned by and registered in the name of Home Marketing Enterprises, L.L.C.

ITEM 12.  Certain Relationships and Related Transactions

None.

Mr. Berrett, like any other corporate officer or director, is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If Mr. Berrett or any other directors or officers are presented in the future with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event that the Board rejects an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful. Reference is also made to the subheading in Item 1, Part I, above titled "Potential Conflicts of Interest" which in turn references the Company's commitment and obligation to comply with, among other provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors".

ITEM 13.   Exhibits and Reports on Form 8-K

(a)              Exhibits.

Exhibit
Number            Description*
-------           -----------

3.1 Officer's Certificate and Restated Articles of Incorporation of the Company filed with the State of Nevada on February 15, 2002

3.2       By-laws, adopted on April 27, 2002

4.1       Specimen common stock certificate

* Summaries of all exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.


(b)      Reports on Form 8-K.

                  None.

ITEM 14.   Controls and Procedures

Based on the evaluation conducted by Mr. Radd C. Berrett, who is both the CEO and CAO of the company, as of a date within 90 days of the filing date of this annual report ("Evaluation Date"), of the effectiveness of the company's disclosure controls and procedures, Mr. Berrett as the CEO and CAO concluded that, as of the Evaluation Date, (i) there were no significant deficiencies or material weaknesses in the company's disclosure controls and procedures, (ii) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, and (iii) no corrective actions were required to be taken.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Entertainment Internet, Inc.
                              (Registrant)



Dated: March 26, 2003     By: s/  RADD C. BERRETT
                              -----------------------------------
                              Radd C. Berrett, President and Sole Director, Principal Accounting Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Radd C. Berrett, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of The Entertainment Internet, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date"); and

(c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 26, 2003     By: s/  RADD C. BERRETT
                              -----------------------------------
                              Radd C. Berrett, President and Sole Director, Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 26, 2003     By: s/  RADD C. BERRETT
                              -----------------------------------
                              Radd C. Berrett, President and Sole Director, Principal Accounting Officer