Form 10-Q
period 2003-03-31
SKYBRIDGE WIRELESS INC
filed 2003-05-21
CIK 1081172

QUARTERLY REPORT FOR THE QTR ENDED 03/31/2003

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________


                         Commission File Number: 000-26755


                           SKYBRIDGE WIRELESS, INC.

             (Exact Name of Registrant as Specified in its Charter)





                   NEVADA                                     88-0391722
       (State of other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification Number)


     6565 Spencer Street, #205 Las Vegas, NV                    89119
(Address of principal executive offices)                     (Zip Code)


          Registrant's Phone: (702) 897-8704  Fax: (702) 995-0266


Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of March 31, 2003, the issuer had 40,655,412 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................   15

Item 2.  Changes in Securities and Use of Proceeds .....................  15

Item 3.  Defaults upon Senior Securities ..............................   16

Item 4.  Submission of Matters to a Vote of Security Holders ..........   16

Item 5.  Other Information ............................................   16

Item 6.  Exhibits and Reports on Form 8-K .............................   16

Signatures ............................................................   16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ......................   17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 302 .......................   18


PART I. FINANCIAL INFORMATION

PART 1

ITEM 1 FINANCIAL STATEMENTS

SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003

SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.


Financial Statements

Balance Sheet							   	2

Statements of Operations	 					3

Statement of Stockholders Deficit	 				4

Statement of Cash Flow							5

Notes to Financial Statements	 					6






SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
March 31, 2003

ASSETS

Current Assets
Cash                                      $             495
 Total current assets                                   495


Fixed assets, net                                    35,933

Total assets                             $           36,428



                        LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
  Accounts payable                           $        5,788
  Due to related parties                            212,955
   Total current liabilities                        218,743

Total liabilities                                   218,743

Commitments and contingencies                            --

Stockholders' deficit
  Common stock; $0.001 par value;
   100,000,000 shares authorized; 40,655,412
   shares issued and outstanding                     40,655
  Additional paid-in capital                             --
  Accumulated deficit during the development stage (222,970)
    Total stockholders deficit                     (182,315)

Total liabilities and stockholders deficit    $      36,428




See Accompanying Notes to Financial Statements

SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

                                     Three months     December 20, 2002
                                       Ended         (Inception) through
                                    March 31, 2003       March 31, 2003

Revenue                             $         4,099       $        4,099

Cost of revenue                               3,183                3,183

Gross income                                    916                  916


Operating expenses
  Depreciation                                2,682                2,682
  Consulting and professional fees           43,492               76,492
  Other general and administrative expenses 137,263              137,263

    Total operating expenses                183,437              216,437

Loss from operations                       (182,521)            (215,521)

Other expenses
  Entertainment Internet acquisition cost     7,449                7,449


    Total other expenses                      7,449                7,449

Loss before provision for income taxes      189,970)            (222,970)

Provision for income taxes                       --                   --

Net loss                                  $(189,970)          $ (222,970)

Basic and diluted loss per common share   $   (0.01)          $    (0.01)

Basic and diluted weighted average
  common shares outstanding              33,000,000           33,000,000












See Accompanying Notes to Financial Statements



SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders Deficit

                                                    Accumulated
                                      Additional  Deficit During    Total
                       Common Stock    Paid-In    Development    Stockholders
                     Shares    Amount   Capital       Stage         Deficit
Balance at December      --    $   --   $    --   $      --  $         --
     20, 2002
    (Inception)

Issuance of shares  33,000,000 33,000        --          --        33,000
 to founders for
 Services, $0.001

Net loss                 --        --        --     (33,000)      (33,000)

Balance Dec. 31,   33,000,000   33,000       --     (33,000)           --
  2002

Issuance of common  7,655,412    7,655       --          --         7,655
 stock for acquisition
 of The Entertainment
 Internet, Inc., $0.001

Net loss                   --       --       --    (189,970)     (189,700)

Balance March 31,  40,655,412 $ 40,655   $   --   $(222,970)  $  (182,315)
     2003
























See Accompanying Notes to Financial Statements

SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows


                                              Three months  December 20, 2002
                                                 Ended    (Inception) Through
                                             March 31, 2003   March 31, 2003
Cash flows from operating activities
  Net loss                                    $ (189,970)   $   (222,970)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Stock based compensation                          --          33,000
    Entertainment Internet acquisition costs       7,449           7,449
    Depreciation                                   2,682           2,682
  Changes in operating assets and liabilities
    Changes in accounts payable                    5,788           5,788
    Changes in due to related parties            212,955         212,955
      Net cash used in operating activities       38,904          38,904

Cash flows from investing activities:
  Purchase of fixed assets                       (38,615)        (38,615)
    Net cash used in investing activities        (38,615)        (38,615)

Cash flows from financing activities
  Cash received through acquisition
    of Entertainment Internet                        206             206
    Net cash provided by financing activities        206             206

Net change in cash                                   495             495

Beginning cash balance                                --              --

Ending cash balance                             $    495      $      495

Supplemental disclosure of cash flow:
  Cash paid for interest                        $     --      $       --
  Cash paid for income taxes                    $     --      $       --

Schedule of non-cash investing and
  financing activities
    Issuance of 7,655,412 shares of
     common stock for acquisition of
     Entertainment Internet                     $   7,655     $    7,655










See Accompanying Notes to Financial Statements

SKYBRIDGE WIRELESS, INC.
 (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - SkyBridge Wireless, Inc. (formerly known as Entertainment Internet, Inc.) (hereinafter referred to as the "Company")is a development stage company incorporated on December 20, 2002 under the laws of the state of Nevada. The business purpose of the Company is to develop a wireless network which provides access to the internet.

History - Entertainment Internet, Inc. ("ENIN") was incorporated in Nevada on April 20, 1992 under the name of West Tech Services, Inc. ENIN underwent several amendments until 1998, when it changed its name to Entertainment Internet, Inc. and became inactive after 2000. On November 20, 2000, ENIN filed a voluntary petition for bankruptcy in the United States Bankruptcy Court under Chapter 11. ENIN emerged from bankruptcy under Chapter 7 pursuant to a Bankruptcy Court Order entered on November 28, 2001 with no remaining assets or liabilities.

On March 31, 2003, ENIN consummated an agreement to acquire all of the outstanding capital stock of SkyBridge Wireless, Inc., in exchange for 33,000,000 shares of the Company's common stock ("ENIN Transaction").
Prior to the ENIN Transaction, ENIN was a non-operating public shell company with no operations, nominal net assets and 7,655,412 shares of common stock issued and outstanding; and SkyBridge Wireless, Inc. was a development stage company. The ENIN Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the ENIN Transaction is equivalent to the issuance of stock by a development stage company (SkyBridge Wireless, Inc.) for the net monetary assets of a non-operational public shell company (Entertainment Internet, Inc.), accompanied by a recapitalization. The accounting for the ENIN Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. The Company recognized an acquisition cost of $7,449, which is the net balance of the par value of the issuance of common stock related to the ENIN Transaction totaling $7,655 less the cash received from ENIN totaling $206. Accordingly, these financial statements are the historical financial statements of SkyBridge Wireless, Inc.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is primarily 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Amended Articles of Incorporation - On March 14, 2003, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock to 100,000,000.

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and
Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2003 and the period from December 20, 2002 (Inception) through March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Fair values of financial instruments - The carrying amounts of all financial instruments approximate fair value because of the short-term maturity of these instruments.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the three months ended March 31, 2003 and the period from December 20, 2002 (Inception) through March 31, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidatedfinancial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB
Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued.
FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2003:

Computer, equipment and software                        $ 38,615
Less: accumulated depreciation                             2,682

Fixed assets, net                                       $ 35,933


3. RELATED PARTY TRANSACTIONS

Due to related parties - As of March 31, 2003, due to related parties is comprised of balances totaling $164,955 and $48,000 from the founders of the Company and a family member of a founder of the Company, respectively.
The balances bear no interest, are unsecured and due on demand.

Rent - The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the three months ended March 31, 2003 and the period from December 20, 2002 (Inception) through March 31, 2003, the rent expense totaled $4,500 and $4,500, respectively.

4. STOCKHOLDERS' DEFICIT

During December 2002, the Company issued 33,000,000 shares of common stock to the founders of the Company for consulting services totaling $33,000.


5. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $190,000 for the three months ended March 31, 2003. The Company is in the first year of development, with an accumulated loss during the development stage of approximately $223,000. As of March 31, 2003, management is uncertain as to the completion date or if the product will be completed at all.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management's plan, in this regard, is to raise financing of approximately $5,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

6. SUBSEQUENT EVENTS

Issuance of common stock - During April 2003, the Company received $250,000 in consideration of 1,500,000 shares of the Company's common stock.

Cancellation of common stock - The Company determined 7,500,000 shares of ENIN's common stock was issued in error during the bankruptcy, as discussed in Note 1. These shares were issued and held by the Company's transfer agent and were not distributed. During April 2003, the 7,500,000 shares of the Company's common stock were cancelled and recorded as a reduction to common stock and an increase to additional paid-in capital.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

General
- -------

SKYB is a start-up company that developed its initial business plan in 2001. SKYB commenced sales in May 2003. SKYB had limited resources for cash outlay in the first quarter of 2003. During 2003, SKYB has engaged in activities to raise capital through equity financing. It is expected that SKYB will finalize a major financing agreement in the second quarter of 2003. Management expects sales levels will consistently increase through the fourth quarter of 2003 and continue into 2004.

During the quarter ended March 31, 2003, the Company incurred a net loss of $222,970, respectively, or a loss of $0.005 per share.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2003, the Company had an accumulated deficit of $182,315.

The Company expects that its operating expenses will increase significantly, especially as it fine-tunes its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company's ability to continue as a going concern, in their Report for the financial statements of March 31, 2003.
Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.


Results of Operations
- ---------------------

As a developmental stage Company, the Company generated $4,099 in revenues from its inception through March 31 of 2003. Limited sales began in May September 2003.

The Company is currently completing negotiations with two domestic, national retailers that want to utilize SKYB products. Final arrangements are being made to set up products in select areas in the second and third quarter.


Although the Company has achieved limited sales in the first and second quarters, substantial activity occurred which moved the Company towards its objectives. The activities include product development, market development, and creation of vendor/customer relationships. The staff and consultants continued to move forward with positive results. The quarter's activities were financed primarily through the infusion of capital from the sale of restricted stock. Management will continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

Liquidity and Capital Resources
- -------------------------------

On March 31, 2003 the Company issued 33,000,000 shares of its common stock to the company's founders for services. An additional 7,655,412 common shares were issued in relation to the acquisition of The Entertainment Internet, Inc.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Employees
- ---------

The Company currently has three (3) employees of which two are officers of the Company.

Market For Company's Common Stock
- ---------------------------------

When The Entertainment Internet, Inc. changed its name to the current name, its trading symbol was changed to SKYB effective April 11, 2003. Trading under the new symbol began on April 11, 2003.

Dividend Policy
- ---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
- --------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

CONTROLS AND PROCEDURES
- -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to March 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and the acting Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation which affects the total expenses reported in the current period. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2003, SKWB (the Company), issued 33,000,000 shares of restricted common stock for past services.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
  ---          --------------------
8K filed on April 2nd, 2003 and incorporated herein by reference.

8K filed on April 14th 2003 and incorporated herein by reference.

8K filed on April 24th, 2003 and incorporated herein by reference.

  (1)          Certification of Chief Executive Officer

(b) REPORTS ON FORM 8-K

1. On April 2nd, 2003, the Company filed an 8K disclosing the acquisition of SkyBridge wireless and change of control of the registrant.

2. On April 14th, 2003, the Company filed an 8K disclosing the change of name of the registrant to SkyBridge Wirless, Inc.

3. On April 24th, 2003, the Company filed an 8K disclosing the change of registrant's certifying accountant to L.L. Bradford & Company, LLC.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 20, 2003.


SkyBridge Wireless, Inc.
-----------------------------------
Registrant

By:/s/Jason Neiberger
   - -----------------------
Jason Neiberger
Chairman of the Board
President


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SkyBridge Wireless, Inc.
(the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:/s/James Wheeler                               Date May 20, 2003
   ------------------------                       ------------
    James Wheeler
    Chief Executive Officer
    Chief Financial Officer


                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, James Wheeler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SkyBridge Wireless, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                          By:/s/James Wheeler
                                               -------------------
                                               James Wheeler
                                               Chief Executive Officer
                                               Chief Financial Officer