Form 10QSB
period 2003-06-30
SKYBRIDGE WIRELESS INC
filed 2003-08-11
CIK 1081172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

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

                                 Yes [X] No [ ]

As of June 30, 2003, the issuer had 38,655,412 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

PART 1

ITEM 1 FINANCIAL STATEMENTS


                           SKYBRIDGE WIRELESS, INC.
                        FKA ENTERTAINMENT INTERNET, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 JUNE 30, 2003
                                  (UNAUDITED)



                                     ASSETS
Current assets
    Cash                                                        $     9,506
                                                                -----------
      Total current assets                                            9,506

Fixed assets, net                                                    71,043
                                                                -----------

Total assets                                                    $    80,549
                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                            $    22,310
    Due to related parties                                          262,449
                                                                -----------
      Total current liabilities                                     284,759
                                                                -----------

Total liabilities                                                   284,759

Commitments and contingencies                                          --

Stockholders' deficit
    Common stock; $0.001 par value; 100,000,000 shares
      authorized; 38,655,412 shares issued and outstanding           38,655
    Additional paid-in capital                                      854,063
    Accumulated deficit during the development stage             (1,096,928)
                                                                -----------
      Total stockholders' deficit                                  (204,210)
                                                                -----------

Total liabilities and stockholders' deficit                     $    80,549
                                                                ===========


(See accompanying notes to financial statements.)


                                     SKYBRIDGE WIRELESS, INC.
                                FKA ENTERTAINMENT INTERNET, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                 Three months    Six months    December 20, 2002
                                                    ended          ended     (Inception) through
                                                June 30, 2003  June 30, 2003    June 30, 2003
                                                ------------    ------------    -------------
Revenue                                         $        554    $      4,653    $      4,653

Cost of revenue                                       20,591          23,774          23,774
                                                ------------    ------------    ------------

Gross loss                                           (20,037)        (19,121)        (19,121)

Operating expenses
    Depreciation                                       6,078           8,760           8,760
    Consulting and professional fees                 689,768         733,260         766,260
    Other general and administrative expenses        158,075         295,338         295,338
                                                ------------    ------------    ------------

      Total operating expenses                       853,921       1,037,358       1,070,358
                                                ------------    ------------    ------------

Loss from operations                                (873,958)     (1,056,479)     (1,089,479)

Other expenses
    Entertainment Internet acquisition cost             --             7,449           7,449
                                                ------------    ------------    ------------

      Total other expenses                              --             7,449           7,449

Loss before provision for income taxes              (873,958)     (1,063,928)     (1,096,928)

Provision for income taxes                              --              --              --
                                                ------------    ------------    ------------

Net loss                                        $   (873,958)   $ (1,063,928)   $ (1,096,928)
                                                ============    ============    ============
Basic and diluted loss per common share         $      (0.03)   $      (0.03)   $      (0.04)
                                                ============    ============    ============
Basic and diluted weighted average
    common shares outstanding                     38,968,599      36,043,082      35,853,875
                                                ============    ============    ============


(See accompanying notes to financial statements.)

                                                SKYBRIDGE WIRELESS, INC.
                                            FKA ENTERTAINMENT INTERNET, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      (UNAUDITED)


                                                                                           Accumulated
                                                     Common Stock           Additional    Deficit During    Total
                                              --------------------------      Paid-In     Development    Stockholders'
                                                 Shares         Amount        Capital        Stage         Deficit
                                              -----------    -----------    -----------   -----------    -----------
Balance at December 20, 2002 (Inception)             --      $      --      $      --     $      --      $      --

Issuance of common stock to founders for
   services, $0.001                            33,000,000         33,000           --            --           33,000

Net loss                                             --             --             --         (33,000)       (33,000)
                                              -----------    -----------    -----------   -----------    -----------

Balance December 31, 2002                      33,000,000         33,000           --         (33,000)          --

Issuance of common stock for acquisition of
   The Entertainment Internet, Inc., $0.001     7,655,412          7,655           --            --            7,655

Issuance of common stock for cash               1,500,000          1,500        248,500          --          250,000

Cancellation of common stock                   (7,500,000)        (7,500)         7,500          --             --

Issuance of common stock for services           4,000,000          4,000        436,000          --          440,000

Options granted for services                         --             --          162,063          --          162,063

Net loss                                             --             --             --      (1,063,928)    (1,063,928)
                                              -----------    -----------    -----------   -----------    -----------

Balance June 30, 2003 (Unaudited)              38,655,412    $    38,655    $   854,063   $(1,096,928)   $  (204,210)
                                              ===========    ===========    ===========   ===========    ===========



(See accompanying notes to financial statements.)


                                 SKYBRIDGE WIRELESS, INC.
                              FKA ENTERTAINMENT INTERNET, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CASH FLOWS
                                       (UNAUDITED)


                                                                       December 20, 2002
                                                           Six months    (Inception)
                                                             ended         Through
Cash flows from operating activities:                    June 30, 2003  June 30, 2003
                                                          -----------    -----------
     Net loss                                             $(1,063,928)   $(1,096,928)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
        Stock based compensation                              602,063        635,063
        Entertainment Internet acquisition costs                7,449          7,449
        Depreciation                                            8,760          8,760
     Changes in operating assets and liabilities
        Change in accounts payable                             22,310         22,310
                                                          -----------    -----------
           Net cash used by operating activities             (423,346)      (423,346)

Cash flows from investing activities:
     Purchase of fixed assets                                 (79,803)       (79,803)
                                                          -----------    -----------
           Net cash used in investing activities              (79,803)       (79,803)

Cash flows from financing activities
     Proceeds from issuance of common stock                   250,000        250,000
     Change in due to related parties                         262,449        262,449
     Cash received through acquisition
        of Entertainment Internet                                 206            206
                                                          -----------    -----------
           Net cash provided by financing activities          512,655        512,655

Net change in cash                                              9,506          9,506

Beginning cash balance                                           --             --
                                                          -----------    -----------

Ending cash balance                                       $     9,506    $     9,506
                                                          ===========    ===========

Supplemental disclosure of cash flow:
     Cash paid for interest                               $      --      $      --
                                                          ===========    ===========
     Cash paid for income taxes                           $      --      $      --
                                                          ===========    ===========

Schedule of non-cash investing and financing activities
     Issuance of 7,655,412 shares of common stock for
        acquisition of Entertainment Internet             $     7,655    $     7,655
                                                          ===========    ===========

(See accompanying notes to financial statements.)

                                          7

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                             5
1.    DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES
      ---------------------------------------------------------------------

      Description of business - SkyBridge Wireless, Inc. (formerly known as Entertainment Internet, Inc.) (hereinafter referred to as the "Company") is a development stage company incorporated on December 20, 2002 under the laws of the state of Nevada. The business purpose of the Company is to develop a wireless network which provides access to the internet.

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

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES
      ----------------------------------------------------------------------
      (continued)
      -----------

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

      The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the six months ended June 30, 2003:


          Net loss, as reported                        $(1,063,928)
          Add: Stock-based employee compensation
            expense included in reported loss,
            net of related tax effects                        --
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based methods for all awards,
            net of related tax effects                  (2,809,094)
                                                       -----------
          Pro forma net loss                           $(3,873,022)
                                                       ===========

          Net loss per common share
            Basic and diluted loss, as reported        $     (0.03)
                                                       ===========
            Basic and diluted loss, pro forma          $     (0.11)
                                                       ===========

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

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES
      ---------------------------------------------------------------------
      (continued)
      ------------

      Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the six months ended June 30, 2003 and the period from December 20, 2002 (Inception) through June 30, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

      New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

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

     New accounting pronouncements (continued) - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

2.    Fixed assets
      ------------

      Fixed assets consist of the following as of June 30, 2003:

          Computer, equipment and software                     $79,803
          Less: accumulated depreciation                         8,760
                                                               -------

          Fixed assets, net                                    $71,043
                                                               =======

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    RELATED PARTY TRANSACTIONS
      --------------------------

      Due to related parties - As of June 30, 2003, due to related parties is comprised of balances totaling $181,596 and $80,853 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

      Rent - The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the six months ended June 30, 2003 and the period from December 20, 2002 (Inception) through June 30, 2003, the rent expense totaled $9,000 and $9,000, respectively.

      Stock options - During April 2003, the Company granted options to purchase 53,000,000 shares of the Company's common stock to various officers and stockholders. The options are fully vested upon grant with an exercise price of $0.11 per share. The Company did not record compensation under the provisions of APB Opinion No. 25. The proforma results had the Company applied the fair value based method and recognition provisions of SFAS No. 123 are discussed in Note 1.

      During April 2003, the Company granted options to purchase 2,000,000 shares of the Company's common stock to a stockholder of the Company. The options are fully vested upon grant with an exercise price of $0.11. The grant was valued at $108,042 under the provisions of SFAS No. 123.

4.    STOCKHOLDERS' DEFICIT
      ---------------------

     During December 2002, the Company issued 33,000,000 shares of common stock to the founders of the Company for consulting services totaling $33,000.

     During April 2003, the Company issued 1,500,000 shares of common stock for cash totaling $250,000.

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

     During April 2003, the Company issued 4,000,000 shares of common stock to various individuals for consulting services totaling $440,000.

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.    GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $1,064,000 for the six months ended June 30, 2003, with an accumulated loss during the development stage of approximately $1,097,000. The Company's current liabilities exceed its current assets by approximately $275,000 as of June 30, 2003.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

SKYB is a start-up company that developed its initial business plan in 2002. SKYB intends to continue its network expansion so that it can commence material sales in the third quarter of 2003. SKYB had limited resources for cash outlay in the first quarter of 2003. During 2003, SKYB has engaged in activities to raise capital through equity financing. It is expected that SKYB will finalize a major financing agreement in the third or fourth quarter of 2003.

Management expects sales levels will consistently increase through the fourth quarter of 2003 and continue into 2004.

During the quarter ended June 30, 2003, the Company incurred a net loss of $873,958 or a loss of $0.03 per share.

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

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2003, the Company had an accumulated deficit of $1,096,928.

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

The Company's independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company's ability to continue as a going concern, in their Report for the financial statements of June 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.


Results of Operations
---------------------

As a developmental stage Company, the Company generated $4,653 in revenues from its inception through June 30 of 2003. Limited sales began in May 2003.

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

Liquidity and Capital Resources
-------------------------------

On March 31, 2003 the Company issued 33,000,000 shares of its common stock to the company's founders for services valued at $33,000.00. An additional 7,655,412 common shares were issued in relation to the acquisition of The Entertainment Internet, Inc. 7,500,000 shares were also canceled in relation to this transaction. The company also issued 1,500,000 shares for $250,000.

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

Employees
---------

The Company currently has three (3) employees all of which are officers of the Company.

Market For Company's Common Stock
---------------------------------

When The Entertainment Internet, Inc. changed its name to the current name, its trading symbol was changed to SKYB effective April 11, 2003. Trading under the new symbol began on April 11, 2003.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
--------------------------

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

ITEM 3.
-------

CONTROLS AND PROCEDURES
-----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to June 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and the acting Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In April the Company issued 4,000,000 shares valued at $440,000. The Company also issued 1,500,000 shares for $250,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

None


(b) REPORTS ON FORM 8-K

None


SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 7, 2003.


SkyBridge Wireless, Inc.
------------------------
Registrant

By: /s/
  ----------------------
Jason Neiberger
President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SkyBridge Wireless, Inc.
(the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:                                            Date August 7, 2003
   ------------------------                         --------------
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


Date: August 7, 2003                         By:
                                               -------------------
                                               James Wheeler
                                               Chief Executive Officer
                                               Chief Financial Officer