Form 10QSB
period 2003-09-30
SKYBRIDGE WIRELESS INC
filed 2003-11-14
CIK 1081172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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
         incorporation or organization)                  Identification No.)

            6565 Spencer Street, #205 Las Vegas, NV      89119
            (Address of principal executive offices)    (Zip Code)

                         Issuer's Phone: (702) 897-8704

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

As of October 30, 2003, he issuer had 387,789,120 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one:
                                                                 Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 302

                               BALANCE SHEET FOR
                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)

                                     ASSETS
Current assets
    Cash                                                         $       200
    Accounts receivable                                                4,652
                                                                 -----------
      Total current assets                                             4,852

Fixed assets, net                                                     66,153

Intangible asset                                                      47,000
                                                                 -----------

Total assets                                                     $   118,005
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                             $    33,243
    Due to related parties                                           410,172
    Other liability                                                   47,000
                                                                 -----------
      Total current liabilities                                      490,415
                                                                 -----------

Total liabilities                                                    490,415

Commitments and contingencies                                             --

Stockholders' deficit
    Common stock; $0.001 par value; 1,000,000,000 shares
      authorized; 387,714,120 shares issued and outstanding          387,714
    Additional paid-in capital                                       651,254
    Other receivable                                                 (81,000)
    Accumulated deficit during the development stage              (1,330,378)
                                                                 -----------
      Total stockholders' deficit                                   (372,410)
                                                                 -----------

Total liabilities and stockholders' deficit                      $   118,005
                                                                 ===========

                             See accompanying notes

                          STATEMENT OF OPERATIONS FOR
                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)

                                           Three months          Nine Months        December 20, 2002
                                              ended                ended          (Inception) through
                                        September 30, 2003   September 30, 2003     September 30, 2003
                                        ------------------   ------------------   ------------------

Revenue                                 $           35,382   $           40,035   $           40,035

Cost of revenue                                      6,623               30,397               30,397
                                        ------------------   ------------------   ------------------

Gross profit                                        28,759               9,638                 9,638

Operating expenses
   Depreciation                                      6,726              15,486                15,486
   Consulting and professional fees                100,478             833,738               866,738
   Other general and administrative expenses       155,005             450,343               450,343
                                        ------------------   ------------------   ------------------

     Total operating expenses                      262,209           1,299,567             1,332,567
                                        ------------------   ------------------   ------------------

Loss from operations                              (233,450)         (1,289,929)          (1,322,929)

Other income (expenses)
   Entertainment Internet acquisition cost              --              (7,449)              (7,449)
                                        ------------------   ------------------   ------------------

     Total other expenses                               --              (7,449)              (7,449)

Loss before provision for income taxes            (233,450)         (1,297,378)          (1,330,378)

Provision for income taxes                              --                  --                   --
                                        ------------------   ------------------   ------------------

Net loss                                $         (233,450)  $       (1,297,378)  $       (1,330,378)
                                        ==================   ==================   ===================

Basic and diluted loss per common share $            (0.00)  $            (0.00)  $            (0.00)
                                        ==================   ==================   ===================

Basic and diluted weighted average
   common shares outstanding                   387,368,033          367,310,762          365,739,783
                                        ==================   ==================   ===================

                             See accompanying notes

          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FOR
                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)

                                                                                            Accumulated
                                                                   Additional             Deficit During    Total
                                               Common Stock         Paid-In     Other      Development   Stockholders'
                                           Shares       Amount      Capital    Receivable      Stage       Deficit
                                        -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 20, 2002 (Inception)         --  $        --  $        --  $        --  $        --  $        --

Issuance of common stock to founders for
   services, $0.001                     330,000,000      330,000     (297,000)          --           --       33,000

Net loss                                         --           --           --           --      (33,000)     (33,000)
                                        -----------  -----------  -----------  -----------  -----------  -----------

Balance December 31, 2002               330,000,000      330,000     (297,000)          --      (33,000)          --

Issuance of common stock for
   acquisition of The Entertainment
   Internet, Inc., $0.001                76,554,120       76,554      (68,899)          --           --        7,655

Issuance of common stock for cash        15,150,000       15,150      249,850           --           --      265,000

Cancellation of common stock            (75,000,000)     (75,000)      75,000           --           --           --

Issuance of common stock for services    40,350,000       40,350      446,900           --           --      487,250

Issuance of common stock for other
   receivable                               600,000          600       80,400      (81,000)          --           --

Issuance of common stock for due to related
   party                                     60,000           60        2,940           --           --        3,000

Options granted for services                     --           --      162,063           --           --      162,063

Net loss                                         --           --           --           --   (1,297,378)  (1,297,378)
                                        -----------  -----------  -----------  -----------  -----------  -----------

Balance September 30, 2003 (Unaudited)  387,714,120  $   387,714  $   651,254  $   (81,000) $(1,330,378) $  (372,410)
                                        ===========  ===========  ===========  ===========  ===========  ============

                             See accompanying notes

                          STATEMENT OF CASH FLOWS FOR
                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)

                                                        Nine months        December 20, 2002
                                                           ended          (Inception) Through
Cash flows from operating activities:               September 30, 2003    September 30, 2003
                                                    --------------------  --------------------
   Net loss                                         $        (1,297,$78)           (1,330,378)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                   649,313               682,313
     Entertainment Internet acquisition costs                     7,449                 7,449
     Depreciation                                                15,486                15,486
   Changes in operating assets and liabilities
     Changes in accounts receivable                              (4,652)               (4,652)
     Change in accounts payable                                  33,243                33,243
                                                    --------------------  --------------------
       Net cash used by operating activities                   (596,539)             (596,539)

Cash flows from investing activities:
   Purchase of fixed assets                                     (81,639)              (81,639)
                                                    --------------------  --------------------
       Net cash used in investing activities                    (81,639)              (81,639)

Cash flows from financing activities
   Proceeds from issuance of common stock                       265,000               265,000
   Change in due to related parties                             413,172               413,172
   Cash received through acquisition
     of Entertainment Internet                                      206                   206
                                                    --------------------  --------------------
       Net cash provided by financing activities                678,378               678,378

Net change in cash                                                  200                   200

Beginning cash balance                                               --                    --
                                                    --------------------  --------------------

Ending cash balance                                 $               200   $               200
                                                    ====================  ====================

Supplemental disclosure of cash flow:
   Cash paid for interest                           $                --   $                --
                                                    ====================  ====================
   Cash paid for income taxes                       $                --   $                --
                                                    ====================  ====================

Schedule of non-cash investing and financing
   activities Purchase of an intangible asset
   through other liability                          $            47,000   $            47,000
                                                    ====================  ====================

   Issuance of 76,554,120 shares of common stock for
     acquisition of Entertainment Internet          $             7,655   $             7,655
                                                    ====================  ====================

   Issuance of 60,000 shares of common stock for
     payment of due to related party                $             3,000   $             3,000
                                                    ====================  ====================

   Issuance of 600,000 shares of common stock for
     other receivable                               $            81,000   $            81,000
                                                    ====================  ====================

                             See accompanying notes

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

     On March 31, 2003, ENIN consummated an agreement to acquire all of the outstanding capital stock of SkyBridge Wireless, Inc., in exchange for
     330,000,000 shares of the Company's common stock ("ENIN Transaction").
     Prior to the ENIN Transaction, ENIN was a non-operating public shell company with no operations, nominal net assets and 76,554,120 shares of common stock issued and outstanding; and SkyBridge Wireless, Inc. was a development stage company. The ENIN Transaction is considered to be a capital transaction in substance, rather than a business combination.
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

     On September 1, 2003, the Company purchased all outstanding capital of
     N-E-T Service Corporation ("NET"), a Nevada Corporation, in consideration of 500,000 shares of the Company's common stock. A founder of the Company served on the board of directors of NET, which has no operations in the current year (See Note 2).

     Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately
     $1,297,000 for the nine months ended September 30, 2003, with an accumulated loss during the development stage of approximately $1,330,000.
     The Company's current liabilities exceed its current assets by approximately $486,000 as of September 30, 2003.

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
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES
     (continued)

     Amended articles of incorporation - On March 14, 2003, a Certificate of
     Amendment to the Articles of Incorporation changed the number of authorized shares of common stock to 100,000,000. On September 12, 2003, a Certificate of Amendment to the Articles of Incorporation changed the authorized shares from 100,000,000 shares to 1,000,000,000 shares.

     Stock split - In September 2003, the Company's Board of Directors adopted a resolution whereby it approved a 10-to-1 stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception.

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

     Business aquisition - The business acquisition has been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business'
     purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES
     (continued)

     Intangible assets - The Company adopted Statement of Financial Accounting
     Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".
     According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include ATM network and processing operations.

     SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The
     Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, the Company has foregone all related amortization expense.

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

     Stock-based compensation - The Company applies Accounting Principles Board
     ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and
     Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-
     Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the
     Black-Scholes option pricing model.

     In August 2003, the Company cancelled all previously granted options to employees and currently has no outstanding warrants.

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
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES
     (continued)

     Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff
     Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and
     SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the nine months ended September 30, 2003 and the period from December 20, 2002 (Inception) through September 30, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

2.   BUSINESS ACQUISITION

     N-E-T Service Corporation - In September 2003, the Company acquired 100% of the outstanding capital stock of N-E-T Service Corporation ("NET
     Transaction"), as previously discussed in Note 1, in exchange for 500,000 shares of the Company's common stock totaling $47,000. Prior to the transaction, the only asset NET had was a distribution license with an
     Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet. The Company recorded an intangible asset and an other liability for the license totaling $47,000.

    The Company will account for its 100% ownership interest in NET using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the financial results of the
    Company from the date of such transaction forward.

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   Fixed assets

     Fixed assets consist of the following as of September 30, 2003:

         Computer, equipment and software                     $     81,639
         Less: accumulated depreciation                             15,486

         Fixed assets, net                                    $     66,153

4.   RELATED PARTY TRANSACTIONS

     Due to related parties - As of September 30, 2003, due to related parties is comprised of balances totaling $288,772 and $121,400 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest,  are unsecured and due on demand.

     Rent - The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the nine months ended September 30, 2003 and the period from December 20, 2002 (Inception) through September 30, 2003, the rent expense totaled $13,500 and $13,500, respectively.

     Stock options - During April 2003, the Company granted options to purchase
     53,000,000 shares of the Company's common stock to various officers and stockholders. The options are fully vested upon grant with an exercise price of $0.11 per share. The Company did not record compensation under the provisions of APB Opinion No. 25. In August 2003, the company cancelled all the above options. Accordingly, the proforma results had the Company applied the fair value based method and recognition provisions of SFAS No.
     123 has not been discussed.

     During April 2003, the Company granted options to purchase 2,000,000 shares of the Company's common stock to a stockholder of the Company. The options are fully vested upon grant with an exercise price of $0.11. The grant was valued at $108,042 under the provisions of SFAS No. 123.

5.   STOCKHOLDERS' DEFICIT

     During December 2002, the Company issued 330,000,000 shares of common stock to the founders of the Company for consulting services totaling $33,000.

     During April 2003, the Company issued 15,000,000 shares of common stock for cash totaling $250,000.

     The Company determined 75,000,000 shares of ENIN's common stock was issued in error during the bankruptcy, as discussed in Note 1. These shares were issued and held by the Company's transfer agent and were not distributed.
     During April 2003, the 75,000,000 shares of the Company's common stock were cancelled and recorded as a reduction to common stock and an increase to additional paid-in capital.

     During April 2003, the Company issued 40,000,000 shares of common stock to various individuals for consulting services totaling $440,000.

     During July 2003, the Company issued 150,000 shares of common stock for cash totaling $15,000.

     During July 2003, the Company issued 350,000 shares of common stock to an individual for consulting services totaling $47,250

                            SKYBRIDGE WIRELESS, INC.
                (FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   STOCKHOLDERS' DEFICIT (CONTINUED)

     During July 2003, the Company issued 600,000 shares of common stock to an individual for consulting services totaling $81,000. The individual than terminated the agreement and has agreed to return the shares to the Company upon payment of services totaling $1,440. The Company recorded an other receivable for the 600,000 shares totaling $81,000.

     During July 2003, the Company issued 60,000 shares of common stock for payment of a due to related party totaling $3,000.

6.   OTHER

     During May 2003 the Company entered into an Agreement with Independent
     Contractor ("the Contract") whereby the Company would install a high speed wireless network on a reservation in Canada. During the three months ended
     September 30, 2003, the Company completed the installation of the high speed wireless network in Canada whereby the Company realized a one-time revenue approximating $33,000. The Company has no future obligations under the Contract nor will receive future revenue from the installation.

7.   SUBSEQUENT EVENTS

     Stock issuance for rent - In October 2003, the Company issued 75,000 shares to a stockholder for rent totaling $3,000.

     Engagement for services - In October 2003, the Company engaged an attorney to assist the Company with corporate minutes and a Form S-8 filing in exchange for 500,000 shares of the Company's common stock.

     Dividend - In October 2003, the Company announced a stock dividend of one share of NET common stock for every share of the Company's common stock held by stockholders as of October 10, 2003.

ITEM 2.     Management's Discussion and Analysis or Plan of Operation

General

SKYBRIDGE WIRELESS, INC. ("Company" or "SKYBRIDGE") is a development stage company. SKYBRIDGE is in progress to eventually supply high-speed fixed wireless
Internet access to businesses and communities to some of the nation's fastest-growing metropolitan markets. The wireless service allows customers to use the Internet at speeds up to 50 times faster than today's dial-up modems.
SKYBRIDGE intends to continue its network expansion so that it may commence material sales in the fourth quarter of 2003. SKYBRIDGE had limited resources for cash outlay in the first three quarters of 2003. SKYBRIDGE continues to be engaged in activities to raise capital through equity financing. It is now expected that SKYBRIDGE will finalize a major financing agreement in the fourth quarter of 2003 though no assurance exists.

Management expects sales levels will be limited in the fourth quarter and consistently increase into 2004.

The Company has a limited operating history upon which an evaluation of the
Company, its current business and its prospects, can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the Company's inability to anticipate and adapt to a developing market, the failure of the Company's infrastructure, changes in laws that adversely affect the Company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has achieved no significant revenue or profits to date, and the
Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2003, the Company had an accumulated deficit of $1,330,378. During the quarter ended September 30, 2003, the Company incurred a net loss of $233,450 or a loss of $0.00 per share.

The Company expects that its operating expenses will increase significantly, especially as it modifies its business plan, which plan is subject to change without notice. To the extent increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company's ability to continue as a going concern, in their Report for the financial statements at September 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via equity and/or debt offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the
Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern.

N-E-T Service Corporation - In September 2003, the Company acquired 100% of the outstanding capital stock of N-E-T Service Corporation ("NET Transaction"), as previously discussed in Note 1, in exchange for 500,000 shares of the Company's common stock totaling $47,000. Prior to the transaction, the only asset NET had was a distribution license with an Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet. The Company recorded an intangible asset and an other liability for the license totaling $47,000.

Results of Operations

As a developmental stage Company, the Company generated $40,035 in revenues from its inception through September 30 of 2003. Limited sales began in May 2003.

Approximately $33,000 of revenue earned was from the installation of a High
Speed Wireless Metro Area Network and a Wi-Fi network installation for the Blood
Tribe Indian Reservation of Alberta, Canada. The company has no ongoing obligation from this project, but does expect future such contracts which will have the same revenue generating opportunity.

The Company is currently completing negotiations with two domestic, national retailers that want to utilize SKYBRIDGE products. The Company continues to make final arrangements to set up products in select areas in the fourth quarter of
2003.

Although the Company has achieved limited sales in the first three quarters, substantial activity occurred which moved the Company towards its objectives.
The activities include product development, market development, and creation of vendor/customer relationships. Employees and consultants continued to move forward with positive results. The quarter's activities were financed primarily through the infusion of capital from the sale of restricted stock. Management plans to continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

Liquidity and Capital Resources

During December 2002, the Company issued 330,000,000 shares of common stock to the founders of the Company for consulting services totaling $33,000.

During April 2003, the Company issued 15,000,000 shares of common stock for cash totaling $250,000.

During April 2003, the Company issued 40,000,000 shares of common stock to various individuals for consulting services totaling $440,000.

During July 2003, the Company issued 150,000 shares of common stock for cash totaling $15,000.

During July 2003, the Company issued 350,000 shares of common stock to an individual for consulting services totaling $47,250

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate sales for the Company.

Employees

The Company currently has three (3) full-time employees, all of whom are officers of the Company. It also has two (2) part-time employees and engages consultants, including professionals, from time to time.

Dividend Policy

The Company has not yet adopted any policy regarding ongoing payments of dividends.

Forward-Looking Statements

The information in this document, including any incorporated herein may contain
"forward-looking statements" within the meaning of Section 21E of the Securities
Exchange Act of 1934, as amended, SEC Rule 175 relating to the Securities Act of
1933, as amended, and/or SEC Rule 3b-6 relating to the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, the
Company plans or business strategies, continued growth in the Company's markets, capital, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "plans," "believe," "expect,"
"anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those stated or indicated or implied in the forward-looking statements, including, among others, the following: risks and uncertainties, general economic market and business conditions, business opportunities including funding (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, including those which are beyond the control of the Company. In light of these risks and uncertainties, there can be no assurance the forward-looking information contained herein are, or will prove, accurate. The Company disclaims any intent or obligation to update "forward looking statements." Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to September 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's
President and the acting Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

During July 2003, the Company issued 150,000 shares of common stock for cash totaling $15,000.

During July 2003, the Company issued 350,000 shares of common stock to an individual for consulting services totaling $47,250. During July 2003,also, the
Company issued 600,000 shares of common stock to an individual for consulting services totaling $81,000. The individual than terminated the agreement and has agreed to return the shares to the Company upon payment of services totaling
$1,440. The Company recorded an other receivable for the 600,000 shares totaling
$81,000.

During July 2003, the Company issued 60,000 shares of common stock for payment of a related party totaling $3,000.

In October 2003, the Company announced a stock dividend of one share of common stock of N-E-T Service Corporation ("NET"), a Nevada corporation, an acquisition, for every share of the Company's common stock held by stockholders as of October 10, 2003. The Company is in the process of undertaking the necessary legal steps to relating to the dividend, starting with obtaining the advice of counsel on the further process.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2003, no matters were submitted to the
Company's security holders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as
Exhibits to this report:

                                  EXHIBIT INDEX

Number         Description

31.1           Certification of CFO pursuant to section 302 of the Sarbanes -
               Oxley Act Of 2002 dated November 15, 2003.

31.2           Certification of CEO pursuant to section 302 of the Sarbanes -
               Oxley Act Of 2002 dated November 15, 2003.

32             Certification of Officers pursuant to section 906 of the
               Sarbanes - Oxley Act Of 2002.

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2003.

SkyBridge Wireless, Inc.
Registrant

By: /s/  Jason Neiberger
   ------------------------
         Jason Neiberger
         President (principal executive officer)

By: /s/  James Wheeler
   ------------------------
         James Wheeler
         Chief Financial Officer(principal financial officer)