Form 10QSB
period 2004-03-31
SKYBRIDGE WIRELESS INC
filed 2004-05-14
CIK 1081172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

          (Mark One)

          [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2004.

          [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                     For the transition period from ________ to ___________.

                     Commission File Number: 000-26755

SKYBRIDGE WIRELESS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0391722
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 Spencer Street, #205 Las Vegas, NV 89119
(Address of principal executive offices) (Zip Code)

Issuer’s Telephone Number: (702) 897-8704

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of May 1, 2004, the issuer had 416,489,120 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes[  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

BALANCE SHEET FOR
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(Unaudited)

ASSETS
Current assets
Cash	$5,906

Total current assets	5,906
Fixed assets, net	59,385

Total assets	$65,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$10,910

Due to related parties	723,344

Other liability - related party	95,125

Total current liabilities	829,379

Total liabilities	829,379

Commitments and contingencies	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares

authorized; 416,489,120 shares issued and 415,889,120 outstanding	415,889

Additional paid-in capital	1,963,739

Treasury stock	--

Accumulated deficit during the development stage	(3,143,716)

Total stockholders' deficit	(764,088)

Total liabilities and stockholders' deficit	$65,291

See accompanying notes

STATEMENT OF OPERATIONS FOR
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003	December 20, 2002 (Inception) through March 31, 2004
Revenue	$1,904	$4,099	$49,406

Cost of revenue	6,861	3,183	46,386

Gross income	(4,957)	916	3,020
Operating expenses

Depreciation	7,019	2,682	29,309

Consulting and professional fees	811,969	43,492	2,195,095

Other general and administrative expenses	168,875	137,263	786,883

Total operating expenses	987,863	183,437	3,011,287

Loss from operations	(992,820)	(182,521)	(3,008,267)
Other expenses

Loss related to acquisition of NET	(47,000)	--	(47,000)

Bad debt related to other receivable	--	--	(81,000)

Entertainment Internet acquisition cost	--	(7,449)	(7,449)

Loss before provision for income taxes	(1,039,820)	(189,970)	(3,143,716)

Provision for income taxes	--	--	--

Net loss	$(1,039,820)	$(189,970)	$(3,143,716)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average

common shares outstanding	404,367,142	33,000,000	372,289,873

See accompanying notes

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FOR
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance December 31, 2003	401,714,120	$401,714	$1,172,918	--	$(2,103,896)	$(529,264)

Common shares issued for NET acquisition	500,000	500	46,500	--	--	47,000

Common shares issued for services	14,550,000	14,550	713,450	--	--	728,000

Common shares issued for accounts payable	75,000	75	2,925	--	--	3,000

Cancellation of common stock	(350,000)	(350)	350	--	--	--

Return of stock into treasury	(600,000)	(600)	600	--	--	--

Options granted for services	--	--	26,996	--	--	26,996

Net loss	--	--	--	--	(1,039,820)	(1,039,820)

Balance March 31, 2004	415,889,120	$415,889	$1,963,739	--	$(3,143,716)	$(764,088)

See accompanying notes

STATEMENT OF CASH FLOWS FOR
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(Unaudited)

Cash flows from operating activities:	Three months ended March 31, 2004	Three months ended March 31, 2003	December 20, 2002 (Inception) Through March 31, 2004
Net loss	$(1,039,820)	$(189,970)	$(3,143,716)

Adjustments to reconcile net loss to
net cash used by operating activities:

Stock based compensation	754,996	--	1,897,309

Entertainment Internet acquisition costs	--	7,449	7,449

Loss related to acquisition of NET	47,000	--	47,000

Depreciation	7,019	2,682	29,309

Bad debt related to other receivable	--	--	81,000
Changes in operating assets and liabilities

Change in accounts payable	(21,946)	5,788	13,910
Net cash used by operating activities	(252,751)	(174,051)	(1,067,739)

Cash flows from investing activities:

Purchase of fixed assets	(7,054)	(38,615)	(88,694)

Net cash used in investing activities	(7,054)	(38,615)	(88,694)

Cash flows from financing activities

Proceeds from issuance of common stock	--	--	265,000

Change in due to related parties	170,430	212,955	802,008

Change in other liability	95,125	--	95,125
Cash received through acquisition

of Entertainment Internet	--	206	206

Net cash provided by financing activities	265,555	213,161	1,162,339

Net change in cash	5,750	495	5,906

Beginning cash balance	156	--	--

Ending cash balance	$ 5,906	$ 495	$ 5,906

Supplemental disclosure of cash flow:
Cash paid for interest	$ --	$ --	$ --

Cash paid for income taxes	$ --	$ --	$ --

Schedule of non-cash investing and financing activities
Issuance of 7,655,412 shares of common stock for

acquisition of Entertainment Internet	$ --	$ 7,655	$ 7,655

Issuance of 75,000 shares of common stock for
accounts payable	$ 3,000	$ --	$ 3,000

SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of SkyBridge Wireless, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of SkyBridge Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation – The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2004 and 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

3.     BUSINESS ACQUISITION

N-E-T Service Corporation – In September 2003, the Company entered into an agreement to acquire 100% of the outstanding capital stock of N-E-T Service Corporation (“NET Transaction”), in exchange for 500,000 shares of the Company’s common stock totaling $47,000. Prior to the transaction, the only asset NET had was a distribution license with an Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet.

During February 2004, the Company issued the 500,000 shares to complete the acquisition of NET Transaction. During March 2004, management of the Company concluded the future economic value of the distribution license could not be estimated, and accordingly, recorded a loss related to the acquisition of NET totaling $47,000.

The Company will account for its 100% ownership interest in NET using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the financial results of the Company from the date of such transaction forward.

4.     RELATED PARTY TRANSACTIONS

Due to related parties — As of March 31, 2004, due to related parties is comprised of balances totaling $432,984 and $290,360 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the three months ended March 31, 2004 and 2003, rent expense totaled $4,500 and $4,500, respectively.

Stock options – During January 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to stockholders. The options are fully vested upon grant with an exercise price of $0.03 per share. The grant was valued at $26,996 under the provisions of SFAS No. 123.

Other liability – related party – During February 2004, a stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125. As of March 31, 2004, the Company had not issued the stock and accordingly, recorded an “Other liability – related party” totaling $95,125.

5.     STOCKHOLDERS’ DEFICIT

During January 2004, the Company issued 2,050,000 shares of common stock for services totaling $103,000.

During January 2004, the Company issued 75,000 shares of common stock to a stockholder for accounts payable totaling $3,000.

During January 2004, the Company cancelled 350,000 shares of common stock previously issued to a consultant.

During February 2004, the Company received 600,000 shares of common stock from a consultant after termination of a prior agreement for services. As of March 31, 2004, the shares were held as treasury stock at no value.

During March 2004, the Company issued 10,500,000 shares of common stock for services totaling $525,000.

During March 2004, the Company issued 2,000,000 shares of common stock to a stockholder for services totaling $100,000.

6.     COMMITMENTS AND CONTINGENCIES

Consulting agreement – During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. The Company issued the stock totaling $500,000 in March 2004.

Convertible securities – During March 2004, the Company entered into an agreement to issue $500,000 in convertible securities. The convertible securities will mature 5 years from the date of issuance and bear interest at 8% per annum. The securities are convertible into the Company’s common stock at the lesser of 120% of the final bid price on closing date or 75% of the lowest three closing bid prices of the Company’s common stock for the twenty days immediately preceding the date of conversion. As of the date of this filing, the Company has not completed this transaction.

7.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $1,040,000 for the three months ended March 31, 2004, with an accumulated loss during the development stage of approximately $3,144,000. The Company’s current liabilities exceed its current assets by approximately $823,000 as of March 31, 2004.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $5,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

SKYBRIDGE is a development stage company that developed its initial business plan in 2002. SKYBRIDGE intends to continue its network expansion so that it can commence material sales in 2004. SKYBRIDGE had limited resources for cash outlay in the first quarter of 2004. During 2003, SKYBRIDGE had engaged in activities to raise capital through equity financing. It is expected that SKYBRIDGE will continue such efforts but no assurance of success can be made.

Management expects sales levels will consistently increase through the fourth quarter of 2004 and continue into 2005.

During the quarter ended March 31, 2004, the Company incurred a net loss of approximately $ 1,040,000 or a loss of $ .01 per share.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the company’s inability to anticipate and adapt to a developing market, the failure of the company’s infrastructure, changes in laws that adversely affect the company’s business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2004, the Company had an accumulated deficit of approximately $ 3,144,000 .

The Company expects that its operating expenses will increase significantly, especially as it pursues its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected.

There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

The financial statements reflect a substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations/Plan of Operations

As a developmental stage Company, the Company generated $1904 in revenues during the quarter ended March 31, 2004. (Limited sales began in May 2003.) The Company reported a net loss of $ 1,039,820 for the quarter ended March 31, 2004.

The Company is currently completing negotiations with one domestic, national retailer that may want to utilize SKYBRIDGE products. Final arrangements are being discussed which may or may not lead to contracts.

The Company has achieved limited sales while the Company pursues, in its opinion, efforts to develop a large national distribution of products and services, focused first on Las Vegas.

The activities include product development, market development, and creation of vendor/customer relationships.

The quarter’s activities were financed primarily through the infusion of capital from the past sale of stock.

Management hopes to continue to obtain short term bridge financing through sale of stock and advances from related parties until a major funding agreement is completed.

Liquidity and Capital Resources

The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company’s financial resources sufficiently.

Employees

The Company currently has three (3) employees all of whom are officers of the Company.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements/Certain Limitations

The foregoing contains “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, SkyBridges’ business strategies, continued growth in Company’s markets, projections, and anticipated trends in Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond Company’s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Company’s products, competitive pricing pressures, changes in the market price of ingredients used in Company’s products and the level of expenses incurred in Company’s operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. Company disclaims any intent or obligation to update “forward looking statements.”

There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s President and the acting Chief Financial Officer. Based upon that evaluation, they concluded the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation which affects the total expenses reported in the current period. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $4,385 and $ - for the year ended December 31, 2003 and for the period from December 20, 2002 (Date of Inception) through December 31, 2002, respectively.

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

ITEM 2. CHANGES IN SECURITIES

The following lists the name, date and terms of sales of unregistered securities of the Company during the quarter ended March 31, 2004:

During January 2004, the Company issued 50,000 shares of common stock for services totaling $3,000.

During January 2004, the Company issued 75,000 shares of common stock to a stockholder for accounts payable totaling $3,000.

During January 2004, the Company cancelled 350,000 shares of common stock previously issued to a consultant.

During February 2004, the Company received 600,000 shares of common stock from a consultant after termination of a prior agreement for services. As of March 31, 2004, the shares were held as treasury stock at no value.

During March 2004, the Company issued 10,500,000 shares of common stock for services totaling $525,000.

Stock options – During January 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to stockholders. The options are fully vested upon grant with an exercise price of $0.03 per share. The grant was valued at $26,996 under the provisions of SFAS No. 123.

Other liability – related party – During February 2004, a stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125. As of March 31, 2004, the Company had not issued the stock and accordingly, recorded an “Other liability – related party” totaling $95,125.

General Information.

                All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2004, no matters were submitted to the Company’s security holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number     Description

31.1            Certification of CFO pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.

32               Certification of Officers pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(b)     REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004

SkyBridge Wireless, Inc.
Registrant

By: /s/ Jason Neiberger
Jason Neiberger,
President (principal executive officer)

By: /s/ James Wheeler
James Wheeler,
Chief Executive Officer (principal financial officer)