Form 10QSB
period 2004-06-30
SKYBRIDGE WIRELESS INC
filed 2004-08-09
CIK 1081172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

          (Mark One)

          [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2004.

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

Yes [X] No [ ]

As of June 30, 2004, the issuer had 458,389,120 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes[  ] No [X]

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	F-1
Item 2. Management's Discussion and Analysis or Plan of Operation	-3-
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	-8-
Item 2. Changes in Securities	-8-
Item 3. Defaults upon Senior Securities	-9-
Item 4. Submission of Matters to a Vote of Security Holders	-9-
Item 5. Other Information	-9-
Item 6. Exhibits and Reports on Form 8-K	-9-
Signatures	-10-

Item 1
FINANCIAL STATEMENTS

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

Cash	$37,868
Accounts receivable	1,030

Total current assets	38,898
53,385
10,400

$102,683

Accounts payable	$9,622
Due to related parties	916,465
Other liability - related party	95,125

Total current liabilities	1,021,212
Convertible debentures - long-term	80,000

1,101,212

Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 458,989,120 shares issued and 458,389,120 outstanding	458,389
Additional paid-in capital	2,772,112
Unamortized loan placement fees	(50,400)
Accumulated deficit during the development stage	(4,178,630)

Total stockholders' deficit	(998,529)

$102,683

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	December 20, 2002 (Inception) through June 30, 2004
Revenue	$9,311	$554	$11,216	$4,652	$58,718
Cost of revenue	10,336	20,592	17,197	23,774	56,722

Gross income	(1,025)	(20,038)	(5,981)	(19,122)	1,996
Operating expenses
Depreciation and amortization	15,600	6,078	22,619	8,760	44,909
Consulting and professional fees	743,693	689,768	1,555,662	733,260	2,938,788
Other general and administrative expenses	178,724	158,074	347,599	295,337	965,607

Total operating expenses	938,017	853,920	1,925,880	1,037,357	3,949,304

Loss from operations	(939,042)	(873,958)	(1,931,861)	(1,056,479)	(3,947,308)
Other expenses
Interest expense	(95,873)	--	(95,873)	--	(95,873)
Loss related to acquisition of NET	--	--	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	--	--	(81,000)
Entertainment Internet acquisition cost	--	--	--	(7,449)	(7,449)

Loss before provision for income taxes	(1,034,915)	(873,958)	(2,074,734)	(1,063,928)	(4,178,630)
Provision for income taxes	--	--	--	--	--

Net loss	$(1,034,915)	$(873,958)	$(2,074,734)	$(1,063,928)	$(4,178,630)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted weighted average
common shares outstanding	404,367,142	38,968,599	404,367,142	36,043,082	372,289,873

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Additional Paid-In	Unamortized Loan Placement	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Fees	Stage	Deficit
Balance December 31, 2003	401,714,120	$401,714	$1,172,918	$--	$(2,103,896)	$(529,264)
Common shares issued for NET acquisition	500,000	500	46,500	--	--	47,000
Common shares issued for services	15,050,000	15,050	727,950	--	--	743,000
Common shares issued to the Chief Executive	40,000,000	40,000	640,000	--	--	680,000
Officer for services
Common shares issued for accounts payable	75,000	75	2,925	--	--	3,000
Cancellation of common stock	(350,000)	(350)	350	--	--	--
Return of stock into treasury	(600,000)	(600)	600	--	--	--
Common shares issued for unamortized loan
placement fees	2,000,000	2,000	58,000	(60,000)	--	--
Options granted for services	--	--	26,996	--	--	26,996
Beneficial conversion feature of convertible
debenture	--	--	95,873	--	--	95,873
Current period amortization of unamortized
loan placement fees	--	--	--	9,600	--	9,600
Net loss	--	--	--	--	(2,074,734)	(2,074,734)

Balance June 30, 2004	458,389,120	$458,389	$2,772,112	$(50,400)	$(4,178,630)	$(998,529)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash flows from operating activities:	Six months ended June 30, 2004	Six months ended June 30, 2003	December 20, 2002 (Inception) Through June 30, 2004
Net loss	$(2,074,734)	$(1,063,928)	$(4,178,630)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	1,449,996	602,063	2,592,309
Entertainment Internet acquisition costs	--	7,449	7,449
Loss related to acquisition of NET	47,000	--	47,000
Depreciation and amortization	22,619	8,760	44,909
Bad debt related to other receivable	--	--	81,000
Beneficial conversion feature of convertible
debenture	95,873	--	95,873
Changes in operating assets and liabilities
Change in accounts receivable	(1,030)	--	(1,030)
Change in loan fees	(10,400)	--	(10,400)
Change in accounts payable	(23,234)	22,310	12,622

Net cash used by operating activities	(493,910)	(423,346)	(1,308,898)
Cash flows from investing activities:
Purchase of fixed assets	(7,054)	(79,803)	(88,694)

Net cash used in investing activities	(7,054)	(79,803)	(88,694)
Cash flows from financing activities
Proceeds from issuance of common stock	--	250,000	265,000
Change in due to related parties	363,551	262,449	995,129
Change in other liability	95,125	--	95,125
Advance from convertible debentures	80,000	--	80,000
Cash received through acquisition
of Entertainment Internet	--	206	206

Net cash provided by financing activities	538,676	512,655	1,435,460
Net change in cash	37,712	9,506	37,868
Beginning cash balance	156	--	--

Ending cash balance	$37,868	$9,506	37,868

Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and financing activities
Issuance of 7,655,412 shares of common stock for
acquisition of Entertainment Internet	$--	$7,655	$7,655

Issuance of 75,000 shares of common stock for
accounts payable	$3,000	$--	$3,000

SKYBRIDGE WIRELESS, INC.
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2004 and 2003.

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

Principles of consolidation — The accompanying financial statements include the accounts of the Company and its majority-owned subsidiary, N-E-T Service Corporation. The ownership interests are recorded as “Minority interests”. Intercompany transactions and balances have been eliminated in consolidation.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.     BUSINESS ACQUISITION

N-E-T Service Corporation – In September 2003, the Company entered into an agreement (“NET Transaction”) to acquire 100% of the outstanding capital stock of N-E-T Service Corporation (“NET”), in exchange for 500,000 shares of the Company’s common stock totaling $47,000. Prior to the transaction, the only asset of NET was a distribution license with an Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet.

During February 2004, the Company issued the 500,000 shares to complete the acquisition of the NET Transaction. During March 2004, management of the Company concluded the future economic value of the distribution license could not be estimated, and accordingly, recorded a loss related to the acquisition of NET totaling $47,000.

The Company accounted for its 100% ownership interest in NET using the purchase method of accounting under APB No. 16. During June 2004, the Company issued a stock dividend of 1,000,000,000 shares of NET’s common stock to various stockholders and itself whereby the Company’s 100% ownership interest decreased to 61%. The Company has recorded a minority interest from this transaction with no balance due to the lack of operations or balance sheet accounts as of June 30, 2004.

4.     CONVERTIBLE DEBENTURES

During April 2004, the Company entered into an agreement with May Davis Group, Inc. (“May Davis”) as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture will be unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis of each issued debenture as well as $500 per issued debenture beginning after the first five debentures are sold to be paid to an escrow agent. Additionally, the Company issued 2,000,000 shares of common stock to May Davis for loan placement fees for the first $500,000 to be placed with investors. The loan placement fees totaling $50,400 (net of amortization expense of $9,600) was capitalized by the Company and will be amortized on a pro-rata basis according to the debentures issued.

As of June 30, 2004 convertible debentures consist of five debentures totaling $80,000 which will mature in June 2009. The Company recorded loan fees totaling $10,400 as of June 30, 2004. Additionally, the Company recorded the estimated value of the conversion feature as interest expense totaling $113,334.

5.     RELATED PARTY TRANSACTIONS

Due to related parties – As of June 30, 2004, due to related parties is comprised of balances totaling $916,465 and $290,360 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the six months ended June 30, 2004 and 2003, rent expense totaled $9,000 and $9,000, respectively.

Stock options – During January 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to a stockholder. The options are fully vested upon grant with an exercise price of $0.03 per share. The grant was valued at $26,996 under the provisions of SFAS No. 123.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.     RELATED PARTY TRANSACTIONS (continued)

Other liability – related party – During February 2004, a stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125. As of June 30, 2004, the Company had not issued the stock and accordingly, recorded an other liability – related party totaling $95,125.

Common Stock – During May 2004, the Company issued 40,000,000 shares of common stock to the Company’s Chief Executive Officer for services totaling $640,000.

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

        During May 2004, the Company issued 500,000 shares of common stock for services totaling $15,000.

7.     COMMITMENTS AND CONTINGENCIES

Consulting agreement – During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. The Company issued the stock totaling $500,000 in March 2004.

8.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $2,075,000 for the six months ended June 30, 2004, with an accumulated loss during the development stage of approximately $4,179,000. The Company’s current liabilities exceed its current assets by approximately $982,000 as of June 30, 2004.

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

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.     GOING CONCERN (continued)

Management’s plan, in this regard, is to raise financing of approximately $5,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

9.     SUBSEQUENT EVENTS

Common stock — During July 2004, the Company issued 1,000,000 shares of common stock for services totaling $30,000.

Convertible debentures – During July 2004, the Company issued three additional convertible debentures with terms as discussed in Note 4 totaling $215,000. The convertible debentures mature in July 2009.

Item 2.
MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

SkyBridge Wireless, Inc. (“SkyBridge”) is a development stage company that developed its initial business plan in 2002 and has been working toward following the plan and expanding its broadband wireless network. SkyBridge has had limited resources for cash outlay in 2003 and in the first and second quarter of 2004. SkyBridge has and continues to engage in activities to raise capital through debt and/or equity transactions. We expect to continue these efforts in the third and fourth quarters of 2004 and as required into 2005.

Management expects that sales levels will increase through the fourth quarter of 2004 and into 2005.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company’s prospects must continually be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the company’s inability to anticipate and adapt to a developing market, the failure of the company’s infrastructure, changes in laws that adversely affect the company’s business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase as it pursues its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly. The Company’s business, results of operations and financial condition would be materially and adversely affected.

There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

The Company’s independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company’s ability to continue as a going concern, in their report for the financial statements of December 31, 2003. The auditors state the Company’s continuation as an going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern, The Company has plans to raise operating capital through a combination of equity and debt financing. Management plans to raise approximately $5,000,000. and believes this amount will be sufficient to finance the continuing development for the next twelve months. However there is no assurance that the Company will be successful in raising such financing.

        Results of operations / Plan of Operations

The results of operations reflected in this discussion include the operations of SkyBridge Wireless, Inc. for the quarter ended June 30, 2003 and June 30, 2004.

        Revenue

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2004 the Company had an accumulated deficit of $4,178,630 compared with an accumulated deficit of $1,096,928 as of June 30, 2003.

Revenue from the continuing operations increased by $8,757 (1581%) from $554 for the quarter ended June 30, 2003 to $9311 for the quarter ended June 30, 2004. The increase in revenue was primarily due to the increase in new customers and income from limited contract work for its customers.

The Company is continuing negotiations with a domestic national retailer that may want to utilize SkyBridge services. Final talks are ongoing, however these discussions and negotiations may or may not lead to contracts.

The Company continues its efforts to further develop its products, market development and creation of vender/customer relationships.

         Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue $10,336 during the quarter ending June 30 2004 decreased by $10,256 (49.8%) from $20,592 for the quarter June 30, 2003. The decrease in the cost revenue was because the Company did not need to complete the installation of any new tower sites during the quarter ending June 30, 2004 as they did in the quarter ending June 30, 2003.

         Operating expenses

Total operating expenses increased by $84,097 (9.8%) from $853,920 for the quarter ended June 30, 2003 to $938,017 for the quarter ended June 30, 2004. The increase was primarily attributable to on going operations to support general and administrative expense and the sale and installation of new customer equipment. These general and administrative expenses are expected to remain near this number during the next quarter.

         Other expenses

Net Loss increased by $160,957. (18.4%) from a net loss of $873,958 for the quarter ended June 30, 2003 to a net loss of $1,034,915 for the quarter ended June 30, 2004. We attribute a major portion of the Net Loss to booking of the issuance of Company shares to certain consultants for valuable services to the Company.

Liquidity and Capital Resources

         Cash and Cash Equivalents

We have incurred significant losses and negative cash flows from operations since December 20, 2002 (inception). We have obtained our required cash resources from private placements, convertible debentures and notes payable. We may not operate profitably in the future and will be required to continue to raise additional capital to finance our operations and complete our business plan.

Cash increased to $37,868 (298.4%) during the quarter ended June 30, 2004 from $9,506 for the quarter ended June 30, 2003.

         Cash provided by financing activities

Financing activities provided cash of $80,000 during the quarter ended June 30, 2004 from the issuance of convertible debentures.

We recognize the need for the infusion of cash during the next quarter and beyond. We have received an additional $215,000 from the issuance of convertible debenture in July 2004 and have an additional $25,000 held in escrow for the company to draw down when management determines the need for additional cash. We have an agreement for further debenture income of up to $ 1,000,000, however, there is no assurance that we will be able to complete the sale of debentures and receive the additional cash infusion. Furthermore we have an agreement with May Davis Group, Investment Bankers to raise an additional $ 4,500,000 through debt or equity transactions for the expansion of the Company’s business plan. There is no assurance this money will be raised in a timely manner for the Company to expand.

In addition we may wish to pursue possible acquisition of, or investments in businesses or technologies complementary to our business, in order to expand and broaden our product and service offerings and achieve greater operating efficiencies. We may not have sufficient liquidity, or we may not be able to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

With the additional funding of $215,000. and receipt of the $25,000. held in escrow for the Company, we believe we have adequate cash to fund the company operations for approximately the next four months. An adverse business development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to considerably curtail our activities or seek to make alliances that could significantly result in dilution to our existing shareholders.

         On Going Concern

These conditions raise substantial doubt about our ability to continue as an going concern. As discussed in our financial statements for the Quarter ended December 31, 2003, the opinion of our independent auditor includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern without the infusion of needed capital

         Off Balance Sheet

We have not entered into any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations. liquidity, capital expenditure, or capital resources and would be considered material to investors.

         Employees

The company currently has four (4) employees. The Company plans to hire additional employees as the need and funding become available.

         FACTORS THAT MAY AFFECT OUR RESULTS

We cannot assure you that we will operate profitably in the future. We have a limited record of revenue-producing operations under our current business plan. We have incurred losses since December 20, 2002 (inception) and expect our losses will continue in the near future. If we are unable to complete the sale of the debentures, and additional funding of up to 5 million dollars, the company will be unable to expand its operations, complete our business plans, or even to operate at our current level. If we are not successful in the raising of capital, completing our business plan to reach profitability and expand our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

WE OPERATE IN A MARKET THAT IS INTENSELY AND INCREASINGLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE COULD DELINE AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY OR TO CONTINUE OPERATIONS.

The market for wireless products and services is highly competitive. Our future success will depend on our ability to adapt to the rapidly changing industry, product offerings and evolving demands of the marketplace. Many of our competitors have longer operating histories, larger customer bases, significantly greater financial, technical, marketing and public recognition than we do. Our competitors may also be better positioned to address technological and market developments or may react more favorable to technology changes.

        We have a small number of customers that currently account for and may in the future account for, a significant portion of our revenue. Our revenue could decline because of system failure or other reasons. The failure to obtain additional customers and the failure to retain existing customers will harm our operating history. Even though we have a sales and marketing plan to expand our customer base there is no assurance the plan will work and if it does that it will add enough customers to make the company successful.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER SHAREHOLDERS.

Our executive officers and directors beneficially own approximately 75% of the outstanding shares of our common stock as of June 30, 2004.

These shareholders if they act together, will be able to exercise influence over all matters requiring shareholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

OUR COMMON STOCK IS A LOW PRICED SECURITY AND THIS MAY AFFECT THE MARKET VALUE OF OUR COMMON STOCK.

Historical, there has been a limited public market for our common stock. Our common stock is currently quoted on the Over The Counter Bulletin Board and our stockholders may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition our common stock is subject to the low-priced security or so called “Penny Stock” rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. The regulations governing low-priced or penny stocks sometimes limit the ability of broker dealers to sell our common stock and the ability of stockholders to sell their securities in the secondary market. In addition if the company is unable to maintain relationships with market makers for our common stock, the liquidity of our common stock could be impaired by the number of shares of common stock that can be bought and sold and through delays in the timing of transactions. As a result, the market for our common stock may diminish. There can be no assurance we will be able to maintain or develop such market makers.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of June 30, 2004 there were approximately 458,389,120 shares outstanding, of which at least 397,226,600 are restricted under the Securities Act, a majority of which is held by related parties including the Directors of SkyBridge. During May 2004, 40,000,000 shares of restricted stock were issued to the CEO of SkyBridge for services in 2004.

Dividend Policy

The Company accounted for its 100% ownership interest in N-E-T Service Corporation (“NET”) using the purchase method of accounting under APB No. 16. During June 2004, the Company issued a stock dividend of 1,000,000,000 shares of NET’s common stock to various stockholders and itself whereby the Company’s 100% ownership interest in NET decreased to 61%. The Company has recorded a minority interest from this transaction with no balance due to the lack of operations or balance sheet accounts as of June 30, 2004.

The Company has not yet adopted any policy regarding payment of cash or other stock dividends.

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

CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the last 90 days, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s President and the acting Chief Financial Officer. Based upon that evaluation, they concluded the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

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

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and marketing costs — The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expense was $4,385 and $ .00 for the year ended December 31, 2003 and for the period from December 20, 2002 (Date of Inception) through December 31, 2002, respectively.

Stock-based compensation — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

The following lists the name, date and terms of sales of unregistered securities of the Company during the quarter ended June 30, 2004:

During May 2004, the Company issued 40,000,000 shares of common stock to the Company’s Chief Executive Officer for services totaling $640,000.

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

During May 2004, the Company issued 500,000 shares of common stock for services totaling $15,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2004, no matters were submitted to the Company's security holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number     Description

31.1    Certification of CFO pursuant to section 302 of the Sarbanes — Oxley Act Of 2002.

32  Certification of Officers pursuant to section 906 of the Sarbanes — Oxley Act Of 2002.

(b)     REPORTS ON FORM 8-K None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

SkyBridge Wireless, Inc.
            Registrant

By: /s/ Jason Neiberger
            Jason Neiberger,
            President (principal executive officer)

By: /s/ James Wheeler
             James Wheeler,
             Chief Executive Officer (principal financial officer)