Form 10QSB
period 2004-09-30
SKYBRIDGE WIRELESS INC
filed 2004-11-12
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-26755

SKYBRIDGE WIRELESS, INC.
(Exact name of Registrant as Specified in its Charter)

NEVADA	88-0391722
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 Spencer Street, #205 Las Vegas, NV 89119
(Address of Principal Executive Offices) (Zip Code)

(702) 897-8704
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2004, the issuer had 474,198,627 shares of common stock issued and outstanding.

SKYBRIDGE WIRELESS,INC.
FORM 10-QSB
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS
Current assets
Cash	$ 49,406
Accounts receivable	1,129

Total current assets	50,535
Fixed assets, net	61,546
Loan fees, net	51,265

Total assets	$ 163,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	15,173
Due to related parties	1,005,699
Other liability - related party	95,125

Total current liabilities	1,115,997
Long-term liabilities
Convertible debentures - long-term	410,000

Total liabilities	1,525,997
Commitments and contingencies	--
Minority interest	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 469,027,794 shares issued and 468,427,794 outstanding	468,428
Additional paid-in capital	3,114,772
Unamortized loan placement fees	(10,800)
Unamortized loan fees related to equity credit agreement	(60,000)
Accumulated deficit during the development stage	(4,875,051)

Total stockholders' deficit	(1,362,651)

Total liabilities and stockholders' deficit	$ 163,346

See condensed notes to financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003	December 20, 2002 (Inception) through September 30, 2004
Revenue	$4,923	$35,382	$16,139	$40,034	$63,641
Cost of revenue	9,426	6,623	26,623	30,397	66,148

Gross income (loss)	(4,503)	28,759	(10,484)	9,637	(2,507)
Operating expenses
Depreciation and amortization	48,251	6,726	70,870	15,486	93,160
Consulting and professional fees	274,146	100,478	1,829,808	833,738	3,212,934
Other general and administrative
expenses	187,652	155,005	535,251	450,342	1,153,259

Total operating expenses	510,049	262,209	2,435,929	1,299,566	4,459,353

Loss from operations	(514,552)	(233,450)	(2,446,413)	(1,289,929)	(4,461,860)
Other expenses
Interest expense	(181,869)	--	(277,742)	--	(277,742)
Loss related to acquisition of NET	--	--	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	--	--	--
Entertainment Internet acquisition cost	--	--	--	(7,449)	(7,449)

Loss before provision for income
taxes	(696,421)	(233,450)	(2,771,155)	(1,297,378)	(4,875,051)
Provision for income taxes	--	--	--	--	--

Net loss	$(696,421)	$(233,450)	$(2,771,155)	$(1,297,378)	$(4,875,051)

Basic and diluted loss per
common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted
average common shares outstanding	462,227,758	387,368,033	433,168,882	367,310,762	397,644,871

See condensed notes to financial statements.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Shares Amount		Additional Paid-In Capital	Unamortized Loan Placement Fees	Unamortized Equity Loan Fees	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance December 31, 2003	401,714,120	$401,714	$1,172,918	$--	$--	$(2,103,896)	$(529,264)
Common shares issued for
NET acquisition	500,000	500	46,500	--	--	--	47,000
Common shares issued for
services	22,050,000	22,050	842,950	--	--	--	865,000
Common shares issued to
the Chief Executive
Officer for services	40,000,000	40,000	640,000	--	--	--	680,000
Common shares issued for
accounts payable	75,000	75	2,925	--	--	--	3,000
Cancellation of common stock	(350,000)	(350)	350	--	--	--	--
Return of stock into treasury	(600,000)	(600)	600	--	--	--	--
Common shares issued for
unamortized loan placement fees	2,000,000	2,000	58,000	(60,000)	--	--	--
Common shares issued for
unamortized loan fees
related to equity credit
agreement (including $5,000 paid in cash)	3,038,674	3,039	51,961	--	(60,000)	--	(5,000)
Options granted for services	--	--	26,996	--	--	--	26,996
Beneficial conversion
feature of convertible debenture	--	--	271,572	--	--	--	271,572
Current period amortization
of unamortized loan placement fees	--	--	--	49,200	--	--	49,200
Net loss	--	--	--	--	--	(2,771,155)	(2,771,155)

Balance September 30, 2004	468,427,794	$468,428	$3,114,772	$(10,800)	$(60,000)	$(4,875,051)	$(1,362,651)

See condensed notes to financial statements

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED)

Cash flows from operating activities:	Nine months ended September 30, 2004	Nine months ended September 30, 2003	December 20, 2002 (Inception) Through September 30, 2004
Net loss	$(2,771,155)	$(1,297,378)	$(4,875,051)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Stock based compensation	1,571,996	649,313	2,714,309
Entertainment Internet acquisition costs	--	7,449	7,449
Loss related to acquisition of NET	47,000	--	47,000
Depreciation and amortization	70,870	15,486	93,160
Bad debt related to other receivable	--	--	81,000
Beneficial conversion feature of
convertible debenture	271,572	--	271,572
Changes in operating assets
and liabilities
Change in accounts payable
and accrued liabilities
	(20,683)	33,243	15,173
Change in accounts receivable	(1,129)	(4,652)	(1,129)
Change in loan fees	(53,300)	--	(53,300)

Net cash used by operating activities	(884,829)	(596,539)	(1,699,817)
Cash flows from investing
activities:
Purchase of fixed assets	(21,831)	(81,639)	(103,471)

Net cash used in investing activities	(21,831)	(81,639)	(103,471)
Cash flows from financing activities
Proceeds from issuance of common stock	--	265,000	265,000
Change in due to related parties	455,785	413,172	1,087,363
Change in other liability	95,125	--	95,125
Advance from convertible debentures	410,000	--	410,000
Loan fees related to equity line of credit	(5,000)	--	(5,000)
Cash received through acquisition
of Entertainment Internet	--	206	206

Net cash provided by financing activities	955,910	678,378	1,852,694
Net change in cash	49,250	200	49,406
Beginning cash balance	156	--	--

Ending cash balance	$49,406	$200	$49,406

Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and
financing activities
Purchase of an intangible asset
through other liability	$--	$47,000	$--

Schedule of non-cash investing and
financing activities
Issuance of 7,655,412 shares of common stock
for acquisition of Entertainment Internet	$--	$7,655	$7,655

Issuance of 60,000 shares of common stock
for payment of due to related party	$--	$3,000	$--

Issuance of 600,000 shares of
common stock for other receivable	$--	$81,000	$--

Issuance of 75,000 shares of
common stock for accounts payable	$3,000	$--	$3,000

Issuance of 2,000,000 shares of common stock
for unamortized loan placement fees	$60,000	$--	$60,000

Issuance of 3,038,674 shares of common stock
for unamortized loan fees related to equity
credit agreement, (excluding $5,000 paid
in cash)	$55,000	$--	$55,000

See condensed notes to financial statements.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2004 and 2003.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123.

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

The Company accounted for its 100% ownership interest in NET using the purchase method of accounting under APB No. 16. During June 2004, the Company issued a stock dividend of 1,000,000,000 shares of NET’s common stock to various stockholders and itself whereby the Company’s 100% ownership interest decreased to 61%. The Company has recorded a minority interest from this transaction with no balance due to the lack of operations or balance sheet accounts as of September 30, 2004.

4.     CONVERTIBLE DEBENTURES

During April 2004, the Company entered into an agreement with May Davis Group, Inc. (“May Davis”) as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture will be unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis of each issued debenture as well as $500 per issued debenture beginning after the first five debentures are sold to be paid to an escrow agent. Additionally, the Company issued 2,000,000 shares of common stock to May Davis for loan placement fees for the first $500,000 to be placed with investors. The loan placement fees totaling $10,800 (net of amortization expense of $49,200) was capitalized by the Company and will be amortized on a pro-rata basis according to the debentures issued.

As of September 30, 2004 convertible debentures consist of twelve debentures totaling $410,000 which will mature in various months in 2009. The Company recorded loan fees totaling $51,265 (net of amortization expense of $2,035) as of September 30, 2004. Additionally, the Company recorded the estimated value of the conversion feature as interest expense totaling $271,572.

5.     RELATED PARTY TRANSACTIONS

Due to related parties – As of September 30, 2004, due to related parties is comprised of balances totaling $537,939 and $467,760 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the nine months ended September 30, 2004 and 2003, rent expense totaled $13,500 and $13,500, respectively.

Stock options – During January 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to a stockholder. The options are fully vested upon grant with an exercise price of $0.03 per share. The grant was valued at $26,996 under the provisions of SFAS No. 123.

5.     RELATED PARTY TRANSACTIONS (continued)

Other liability – related party – During February 2004, a stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125. As of September 30, 2004, the Company had not issued the stock and accordingly, recorded an other liability – related party totaling $95,125.

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

During July 2004, the Company issued 1,000,000 shares of common stock for services totaling $13,000

During August 2004, the Company issued 5,000,000 shares of common stock for services totaling $90,000

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During September 2004, the Company issued 1,000,000 shares of common stock for services totaling $19,000.

7.     COMMITMENTS AND CONTINGENCIES

Consulting agreements – During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. The Company issued the stock totaling $500,000 in March 2004.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock totaling $90,000 in August 2004.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue stock valued at $100,000 shares of common stock in exchange for corporate consulting services over the term of 6 months. The Company issued 1,000,000 shares of common stock totaling $30,000 in July 2004.

8.     EQUITY CREDIT AGREEMENT

During September 2004, the Company entered into a Private Equity Credit Agreement (“Equity Agreement”) with Globalvest Partners, LLC, (“Globalvest”). The Equity Agreement entitles the Company to draw funds up to $4,500,000 from issuance of its common stock for an amount equal to the lowest bid price for any three trading days during the ten trading immediately following the advance notice date. The Equity Agreement expires the later of thirty six months from the date a registration statement on Form SB-2 for registration of common stock under the Equity Agreement is declared effective by the SEC, or September 2008, subject to certain terms and conditions. Globalvest will retain 9% of each advance under the Equity Agreement. Additionally, the Equity Agreement requires the Company to pay Globalvest a commitment fee in the amount of $60,000; $55,000 to be paid by the issuance of common stock and $5,000 cash. The Company issued 3,038,674 shares of common stock during September 2004 for the $55,000 fee.

9.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $2,771,000 for the nine months ended September 30, 2004, with an accumulated loss during the development stage of approximately $4,875,000. The Company’s current liabilities exceed its current assets by approximately $1,065,000 as of September 30, 2004.

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

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.     SUBSEQUENT EVENTS

During October 2004, the Company entered into an Executive Employment Agreement (the “Agreement”) with its Chief Executive Officer. The term of the Agreement commenced in October 2004 with an automatic renewal after three years unless written notification is sent by either party. Pursuant to the Agreement, the Chief Executive Officer will receive and annual base salary of $180,000 payable monthly. Additionally, the Chief Executive Officer will receive certain bonuses if and when the Company reaches certain milestones as set forth in the agreement.

During October 2004, the Company entered into an Executive Employment Agreement (the “Agreement”) with its President. The term of the Agreement commenced in October 2004 with an automatic renewal after three years unless written notification is sent by either party. Pursuant to the Agreement, the President will receive and annual base salary of $150,000 payable monthly. Additionally, the President will receive certain bonuses if and when the Company reaches certain milestones as set forth in the agreement.

Common stock — During October 2004, the Company issued 2,000,000 shares of common stock to a stockholder in satisfaction of due to related party totaling $80,000.

During November 2004, the Company issued 3,170,833 share of common stock to a sharholder in satisfaction of an other liability totaling $95,125.

Convertible debentures – During October 2004, the Company issued two additional convertible debentures with terms as discussed in Note 4 totaling $35,000. The convertible debentures mature in October 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operations

General

SkyBridge Wireless, Inc. (“SkyBridge”) is a development stage company that developed its initial business plan in 2002 and has been working toward following the plan and expanding its broadband wireless network. SkyBridge has had limited resources for cash outlay in 2003 and in the first three quarters of 2004. SkyBridge has and continues to engage in activities to raise capital through debt and/or equity transactions. We expect to continue these efforts in the fourth quarters of 2004 and as required into 2005.

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

The Company’s independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company’s ability to continue as a going concern, in their report for the financial statements for the year ended December 31, 2003. The auditors state the Company’s continuation as an going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

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

Results of operations / Plan of Operations

The results of operations reflected in this discussion include the operations of SkyBridge Wireless, Inc. for the three and nine months ended September 30 2003 and September 30, 2004.

Revenue

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2004 the Company had an accumulated deficit of $4,875,051 compared with an accumulated deficit of $1,330,378 as of September 30, 2003.

Revenue from the continuing operations decreased by $ 30,359 (85%) from $ 35,382 for the three months ended September 30, 2003 compared to $ 4,923 for the three months ended September 30, 2004. The decrease in revenue was primarily due to the lack of contract work from third party customers.

Revenue from the continuing operations decreased by $ 23,895 (60%) from $40,034 for the nine months ended September 30, 2003 to $ 16,139 for the nine months ended September 30, 2004. The decrease in revenue was primarily due to the lack of contract work from third party customers.

The Company is continuing negotiations with a domestic national retailer that may want to utilize SkyBridge services. Final talks are ongoing, however these discussions and negotiations may or may not lead to contracts.

The Company continues its efforts to further develop its products, market development and creation of vender/customer relationships.

Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue was $9,426 during the three months ended September 30, 2004, which is an increase of $2803 (42%) from $ 6,623 for the three months ended September 30, 2003. The increase in the cost of revenue was because the Company completed the installation of new tower sites during the three months ended September 30, 2004. The Compnay had no tower installations in the three months ended September 30, 2003.

Total cost of revenue was $26,623 during the nine months ended September 30 2004, which is a decrease of $3,774 (12.4%) from $30,397 for the nine months ended September 30, 2003. The decrease in cost was primarily due to the lack of contract work from third party customers.

Operating expenses

Total operating expenses increased by $247,840 (94%) from $262,209. for the three months ended September 30, 2003 to $510,059 for the three months ended September 30, 2004. The increase was primarily attributable to on going operations to support general and administrative expense and the sale and installation of new customer equipment. These general and administrative expenses are expected to remain near this number during the next quarter.

Total operating expenses increased by $1,136,363 (87.4%) from $1,299,566 for the nine months ended September 30, 2003 to $2,435,929 for the nine months ended September 30, 2004. The increase was primarily attributable to additional employees and the installation of new access points.

Other Expenses/Net Loss

Net Loss increased by $462,971. (198%) from a net loss of $233,450. for the three months ended September 30, 2003 to a net loss of $696,421. for the three months ended September 30, 2004. The Company attributes a major portion of the Net Loss to other expenses, namely the booking of the issuance of Company shares to certain consultants for valuable services to the Company.

Net Loss increased by $1,474,777 (113.6%) from a net loss of $1,297,378 for the nine months ended September 30, 2003 to a net loss of $2,771,155 for the nine months ended September 30, 2004. The Company attributes a major portion of the Net Loss to other expenses, namely the booking of the issuance of Company shares to certain consultants for valuable services to the Company.

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

Cash increased to $49,406 (246%) during the three months ended September 30, 2004 from $ 200. for the three months ended September 30, 2003. This increase in cash was primarily due to cash received from issuance of convertible debentures,

Cash provided by financing activities

Financing activities provided cash of $410,000 during the three months ended September 30, 2004 from the issuance of convertible debentures.

We recognize the need for the infusion of cash during the next twelve months. We have received an additional $ 35,000 from the issuance of convertible debenture in October 2004. We have an agreement for the sale of additional debentures of up to an aggregate principal of $ 1,000,000, however, there is no assurance that we will be able to complete the sale of debentures and receive the additional cash infusion. Furthermore we have engaged May Davis Group, an the investment- banking firm, to assist us in raising an additional capital through debt or equity transactions for the expansion of the Company’s business plan. There is no assurance this money will be raised in a timely manner for us to expand.

As previously disclosed, we entered into a Private Equity Credit Agreement with Globalvest Partners, LLC, a New York limited liability company, whereby Globalvest Partners has agreed to purchase up to $4.5 million of common stock over a 36-month period. Specifically, after the Securities and Exchange Commission has declared effective a registration statement, we will have the right to sell to Globalvest Partners up to $4.5 million of its common stock at a purchase price equal to 91% of the market price of the average of the 3 lowest closing bid prices of the common stock during the 10 day trading period following notice from us. The maximum amount that we can sell to Globalvest in any single transaction is equal, at our election, to the lesser of (a) 250% of the daily weighted average volume of the shares of common stock of the Company for the 20 trading days immediately preceding the date of our notice or (b) $500,000. Each put notice submitted by us must be for at least $25,000 of shares. Although we have the right to control the timing and the amount of stock sold to Globalvest, there is no guarantee that we will ever receive any funding from Globalvest Partners.

In addition we may wish to pursue possible acquisition of or investments in businesses or technologies complementary to our business, in order to expand and broaden our product and service offerings and achieve greater operating efficiencies. We may not have sufficient liquidity, or we may not be able to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

With the additional funding of $35,000 which we have already received and the agreement we have signed for the sale of additional debentures up to an aggregate principal amount of $1,000,000, we believe we have adequate cash to fund the company operations for approximately the next twelve months. An adverse business development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to considerably curtail our activities or seek to make alliances that could significantly result in dilution to our existing shareholders.

On Going Concern

These conditions raise substantial doubt about our ability to continue as an going concern. As discussed in our financial statements for the three months ended September 30, 2004, the opinion of our independent auditor on our financial statements for the year ended December 31, 2004 included an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern without the infusion of needed capital

Off Balance Sheet

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

Item. 3 Controls and Procedures

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following lists the name, date and terms of sales of unregistered securities of the Company during the three months ended September 30, 2004:

On June 30, 2004, we issued 40,000,000 shares of common stock to our Chief Executive Officer as compensation for services rendered during the previous year valued at $640,000.

During July 2004, the Company issued 1,000,000 shares of common stock to a consultant for services totaling $30,000.

During August 2004, the Company issued 5,000,000 shares of common stock to a consultant for services totaling $90,000.

On September 27, 2004, the Company issued 1,000,000 shares of common stock an attorney for services totaling $19,000.

On September 27, 2004, the Company issued 3,038,674 shares of common stock in relation to the Private Equity Credit Agreement with Globalvest, in which the company recorded as loan fees of $55,000.

With respect to all of the above stock issuances, the Company relied on Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the above stock issuances were made directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the individuals the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the individuals of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that said individuals are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2004, no matters were submitted to the Company’s security holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number      Description

31	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.

32	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(b)     REPORTS ON FORM 8-K

Current Report on Form 8-K dated October 26, 2004 filed on October 28, 2004

Current Report on Form 8-K dated October 5, 2004 filed on October 5, 2004

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYBRIDGE WIRELESS, INC.

Date: November 12, 2004	By: /s/ James Wheeler James Wheeler Chief Executive Officer Chief Financial Officer