Form 10QSB/A
period 2004-03-31
SKYBRIDGE WIRELESS INC
filed 2005-02-14
CIK 1081172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

See accompanying notes

STATEMENT OF OPERATIONS FOR
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003	December 20, 2002 (Inception) through March 31, 2004
Revenue	$1,904	$4,099	$49,406

Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,861	3,183	46,386

Gross income (exclusive of depreciation and amortization shown separately below)	(4,957)	916	3,020
Operating expenses

Depreciation	7,019	2,682	29,309

Consulting and professional fees	811,969	43,492	2,195,095

Other general and administrative expenses	168,875	137,263	786,883

Total operating expenses	987,863	183,437	3,011,287

Loss from operations	(992,820)	(182,521)	(3,008,267)
Other expenses

Loss related to acquisition of NET	(47,000)	--	(47,000)

Bad debt related to other receivable	--	--	(81,000)

Entertainment Internet acquisition cost	--	(7,449)	(7,449)

Loss before provision for income taxes	(1,039,820)	(189,970)	(3,143,716)

Provision for income taxes	--	--	--

Net loss	$(1,039,820)	$(189,970)	$(3,143,716)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average

common shares outstanding	404,367,142	33,000,000	372,289,873

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

6.     COMMITMENTS AND CONTINGENCIES

Consulting agreement – During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of fully vested and nonforfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. The Company issued the stock totaling $500,000 in March 2004.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

SkyBridge Wireless, Inc. (”SkyBridge”) is a development stage company that started its business in 2002. SkyBridge intends to continue its network expansion business so that it may commence material sales in the third and fourth quarter of 2004, as estimated by Management. The Company has limited resources for cash outlay, however the proposed expansion continues through 2004. During 2003, the Company continued to engage in activities to raise capital through equity financing. In March, 2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. No assurance exists the Company will successfully raise the capital.

Management expects that sales levels will increase in 2005. We believe that if we have the proper funding in place and can hire the proper amount of qualified personnel we can achieve this sales increase.

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

Without realization of additional capital , it would be unlikely for the Company to continue as a going concern. The Company has plans to raise operating capital through a combination of equity and debt financing. Management plans to raise approximately $5,000,000 and believes this amount will be sufficient to finance the continuing development for the next twelve months. However there is no assurance that the Company will be successful in raising such financing.

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

Forward-Looking Statements/Certain Limitations

The foregoing contains “forward looking statements,” including statements regarding, among other items, our business strategies, continued growth in our markets, projections, and anticipated trends in our business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Company’s products, competitive pricing pressures, changes in the market price of ingredients used in our products and the level of expenses incurred in our operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update“forward looking statements.” There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-QSB/A, the Company's chief executive officer, acting in both capacities as chief executive officer and as principal financial and accounting officer, has carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer, acting in both capacities as chief executive officer and principal financial and accounting officer, has concluded the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-QSB/A that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number     Description

31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.

31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.

32.1	Certification of Officers pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

32.2	Certification of Officers pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(b)     REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2005

SkyBridge Wireless, Inc.
Registrant

By: /s/ Jason Neiberger
Jason Neiberger,
President (principal executive officer)

By: /s/ James Wheeler
James Wheeler,
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)
February 14, 2005