Form 10QSB/A
period 2004-06-30
SKYBRIDGE WIRELESS INC
filed 2005-02-14
CIK 1081172

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

$102,683

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	December 20, 2002 (Inception) through June 30, 2004
Revenue	$9,311	$554	$11,216	$4,652	$58,718
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,336	20,592	17,197	23,774	56,722

Gross income (loss) (exclusive of depreciation and amortization shown separately below)	(1,025)	(20,038)	(5,981)	(19,122)	1,996
Operating expenses
Depreciation and amortization	15,600	6,078	22,619	8,760	44,909
Consulting and professional fees	743,693	689,768	1,555,662	733,260	2,938,788
Other general and administrative expenses	178,724	158,074	347,599	295,337	965,607

Total operating expenses	938,017	853,920	1,925,880	1,037,357	3,949,304

Loss from operations	(939,042)	(873,958)	(1,931,861)	(1,056,479)	(3,947,308)
Other expenses
Interest expense	(95,873)	--	(95,873)	--	(95,873)
Loss related to acquisition of NET	--	--	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	--	--	(81,000)
Entertainment Internet acquisition cost	--	--	--	(7,449)	(7,449)

Loss before provision for income taxes	(1,034,915)	(873,958)	(2,074,734)	(1,063,928)	(4,178,630)
Provision for income taxes	--	--	--	--	--

Net loss	$(1,034,915)	$(873,958)	$(2,074,734)	$(1,063,928)	$(4,178,630)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted weighted average
common shares outstanding	404,367,142	38,968,599	404,367,142	36,043,082	372,289,873

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

Item 2.
MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

SkyBridge Wireless, Inc. ("SkyBridge") is a development stage company that started its business in 2002. SkyBridge intends to continue its network expansion business so that it may commence material sales in the third and fourth quarter of 2004, as estimated by Management. The Company has limited resources for cash outlay, however the proposed expansion continues through 2004. During 2003, the Company continued to engage in activities to raise capital through equity financing. In March, 2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. No assurance exists the Company will successfully raise the capital.

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

         Operating expenses

Total operating expenses increased by $84,097 (9.8%) from $853,920 for the quarter ended June 30, 2003 to $938,017 for the quarter ended June 30, 2004. During the quarter ended June 30, 2004, operating expenses consisted of $743,693 for consulting and professional fees, $178,724 for other general and administrative expenses, and $15,600 for depreciation and amortization expenses. The increase was primarily attributable to on going operations to support general and administrative expense and the sale and installation of new customer equipment. These general and administrative expenses are expected to remain near this number during the next quarter.

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

With the additional funding of $215,000 and receipt of the $25,000 held in escrow for the Company, we believe we have adequate cash to fund the company operations for approximately the next four months. An adverse business development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to considerably curtail our activities or seek to make alliances that could significantly result in dilution to our existing shareholders.

         Going Concern

These conditions raise substantial doubt about our ability to continue as a going concern. As discussed in our financial statements for the Quarter ended December 31, 2003, the opinion of our independent auditor includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern without the infusion of needed capital

         Off Balance Sheet

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

Forward-Looking Statements/Certain Limitations

The foregoing contains "forward looking statements," including statements regarding, among other items, our business strategies, continued growth in our markets, projections, and anticipated trends in our business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Company's products, competitive pricing pressures, changes in the market price of ingredients used in our products and the level of expenses incurred in our operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update "forward looking statements." There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such statements.

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

Based upon this evaluation, the Company's chief executive officer, acting in both capacities as chief executive officer and principal financial and accounting officer, has concluded the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number     Description

31.1    Certifications pursuant to section 302 of the Sarbanes — Oxley Act Of 2002.

31.2    Certifications pursuant to section 302 of the Sarbanes — Oxley Act Of 2002.

32.1  Certification pursuant to section 906 of the Sarbanes — Oxley Act Of 2002.

32.2  Certification pursuant to section 906 of the Sarbanes — Oxley Act Of 2002.

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

Date: February 14, 2005