Form 10QSB/A
period 2004-09-30
SKYBRIDGE WIRELESS INC
filed 2005-02-14
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
FORM 10-QSB/A
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

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003	December 20, 2002 (Inception) through September 30, 2004
Revenue	$4,923	$35,382	$16,139	$40,034	$63,641
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,426	6,623	26,623	30,397	66,148

Gross income (loss) (exclusive of depreciation and amortization shown separately below)	(4,503)	28,759	(10,484)	9,637	(2,507)
Operating expenses
Depreciation and amortization	48,251	6,726	70,870	15,486	93,160
Consulting and professional fees	274,146	100,478	1,829,808	833,738	3,212,934
Other general and administrative
expenses	187,652	155,005	535,251	450,342	1,153,259

Total operating expenses	510,049	262,209	2,435,929	1,299,566	4,459,353

Loss from operations	(514,552)	(233,450)	(2,446,413)	(1,289,929)	(4,461,860)
Other expenses
Interest expense	(181,869)	--	(277,742)	--	(277,742)
Loss related to acquisition of NET	--	--	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	--	--	--
Entertainment Internet acquisition cost	--	--	--	(7,449)	(7,449)

Loss before provision for income
taxes	(696,421)	(233,450)	(2,771,155)	(1,297,378)	(4,875,051)
Provision for income taxes	--	--	--	--	--

Net loss	$(696,421)	$(233,450)	$(2,771,155)	$(1,297,378)	$(4,875,051)

Basic and diluted loss per
common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted
average common shares outstanding	462,227,758	387,368,033	433,168,882	367,310,762	397,644,871

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

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of fully vested and nonforfeitable common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock totaling $90,000 in August 2004.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue stock valued at $100,000 shares of fully vested and nonforfeitable common stock in exchange for corporate consulting services over the term of 6 months. The Company issued 1,000,000 shares of common stock totaling $30,000 in July 2004.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

General

SkyBridge Wireless, Inc. (“SkyBridge”) is a development stage company that started its business in 2002. SkyBridge intends to continue its network expansion business so that it may commence material sales in the third and fourth quarter of 2004, as estimated by Management. The Company has limited resources for cash outlay, however the proposed expansion continues through 2004. During 2003, the Company continued to engage in activities to raise capital through equity financing. In March, 2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. No assurance exists the Company will successfully raise the capital.

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

Revenue

Our revenues for the following periods were derived primarily from the sale of our monthly wireless Internet access services, sales of telecommunications-related hardware and service and installation fees to our commercial customers. In addition to revenues generated from our customers, we receive contract work from third parties to perform services such as wireless, network or hardware design services, site surveys and other installation or consulting services for their customers. The contract work produces one-time revenues for us and there is no continued revenue stream after the contract work is completed. We currently do not have a contract in place that guarantees us future contract work with guaranteed revenues, and there are no assurances that we will be able to obtain any contract work in the future.

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

Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue was $9,426 during the three months ended September 30 2004, which is an increase of $2803 (42%) from $ 6,623 for the three months ended September 30, 2003. The increase in the cost of revenue was due to an increase in our rent payments arising from the lease of two new tower sites during the three months ended September 30, 2004. We had no tower installations for the three months ended September 30, 2003.

Total cost of revenue was $26,623 during the nine months ended September 30 2004, which is a decrease of $3,774 (12.4%) from $30,397 for the nine months ended September 30, 2003. The decrease in cost was primarily due to the lack of contract work from third party customers.

Operating expenses

Total operating expenses increased by $247,840 (94%) from $262,209 for the three months ended September 30, 2003 to $510,049 for the three months ended September 30, 2004. During the three months ended September 30, 2004, operating expenses consisted of primarily of $274,146 for consulting and professional fees, $187,652 for general and administrative expenses and $48,251 for depreciation and amortization. The increase was primarily attributable to on going operations to support general and administrative expense and the sale and installation of new customer equipment. These general and administrative expenses are expected to remain near this number during the next quarter.

Total operating expenses increased by $1,136,363 (87.4%) from $1,299,566 for the nine months ended September 30, 2003 to $2,435,929 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, operating expenses consisted of primarily of $1,829,808 for consulting and professional fees, $535,251 for general and administrative expenses and $70,870 for depreciation and amortization. The increase was primarily attributable to additional consulting and professional fees. We incurred additional consulting and professional fees in negotiating and securing leases on two new locations, which are not yet operational, that will be our future access points. The two locations consist of an additional tower at the Rio Hotel and Casino and a tower on Harrah’s Hotel and Casino.

Other Expenses/Net Loss

Net Loss increased by $462,971 (198%) from a net loss of $233,450 for the three months ended September 30, 2003 to a net loss of $696,421 for the three months ended September 30, 2004. We attribute a major portion of the Net Loss to other expenses, namely the booking of the issuance of shares to certain consultants for services to us. Some of the services provided by consultants include public and investor relations services, management services and legal services.

Net Loss increased by $1,474,777 (113.6%) from a net loss of $1,297,378 for the nine months ended September 30, 2003 to a net loss of $2,771,155 for the nine months ended September 30, 2004. We attribute a major portion of the Net Loss to other expenses, namely the booking of the issuance of shares to certain consultants for valuable services to us.

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

Cash increased to $49,406 (246%) during the three months ended September 30, 2004 from $ 200. for the three months ended September 30, 2003. This increase in cash was primarily due to cash received from issuance of convertible debentures.

Cash provided by financing activities

Financing activities provided cash of $410,000 during the three months ended September 30, 2004 from the issuance of convertible debentures.

We recognize the need for the infusion of cash during the next twelve months. We have received an additional $35,000 from the issuance of convertible debenture in October 2004. We have an agreement for the sale of additional debentures of up to an aggregate principal of $1,000,000, however, there is no assurance that we will be able to complete the sale of debentures and receive the additional cash infusion. Furthermore we have engaged May Davis Group, an investment banking firm, to assist us in raising an additional capital through debt or equity transactions for the expansion of our business plan. There is no assurance this money will be raised in a timely manner for us to expand. We intend to rely on funds received from the sale of convertible debentures until the Securities and Exchange Commission declares the registration statement effective. After the effective date of the registration statement, the Company will then rely on its Private Equity Credit Agreement for the remainder of its funding for the next twelve months of operation.

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Company’s products, competitive pricing pressures, changes in the market price of ingredients used in our products and the level of expenses incurred in our operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.” There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such statements.

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

SKYBRIDGE WIRELESS, INC.

February 11, 2005

SkyBridge Wireless, Inc.
——————————————
Registrant

By: /s/ James Wheeler
——————————————
James Wheeler,
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)
February 14, 2005