Form 10KSB
period 2004-12-31
SKYBRIDGE WIRELESS INC
filed 2005-03-31
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

SKYBRIDGE WIRELESS, INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0391722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Spencer St. Suite 205
Las Vegas, Nevada 89119
(Address of principal executive offices) (Zip Code)

(702) 897-8704
(Issuer’s telephone number, including area code)

Securitiesregistered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value per share (Title of Class)

Indicate by check mark whether SkyBridge Wireless, Inc. (“SkyBridge”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

SkyBridge’s revenues for the fiscal year ended December 31, 2004, were: $17,709.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[  ].

The aggregate market value of the voting stock held by non-affiliates, based upon the average bid and ask price as of March 1, 2005 of the Common Stock, was approximately $807,232.

As of March 1, 2005, SkyBridge had approximately 487,298,627 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

TABLE OF CONTENTS

Page
PART I

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	6

ITEM 3. LEGAL PROCEEDINGS	7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 7. FINANCIAL STATEMENTS	10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING
AND FINANCIAL DISCLOSURE	10
ITEM 8A CONTROLS AND PROCEDURES	10

PART III

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS,PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT	10

ITEM 10. EXECUTIVE COMPENSATION	11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	12

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	13

SIGNATURES	13

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

SkyBridge’s fixed wireless broadband access provides a high speed solution at a fraction of the cost of wire-line T-1 data connections, and can be installed and operational in a much shorter time than many other data solutions. Wireless, though very competitive, represents one of today’s fastest-growing industry sectors.

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

      Current Business

SkyBridge Wireless, Inc. is a broadband fixed-wireless business service provider in Las Vegas, Nevada. The Company utilizes licensed and unlicensed wireless technology to bypass the local Telco infrastructure to deliver cost-effective, carrier-class broadband service that can be installed in 3 business days.

SkyBridge Wireless, Inc. offers high-speed data transport services, point-to-point networking, and a full complement of Internet Access services. SkyBridge Wireless is currently providing services on its own operational high speed wireless system which includes a FCC licensed backbone and a high speed wireless broadcast network that can support more than 8,000 subscribers connected to its fiber optic internet gateway in Las Vegas. Although the backbone will handle up to 8000 subscribers, SkyBridge’s current capacity with its 4 operational site locations is 2400 subscribers (600 per site). SkyBridge Wireless is initially targeting commercial customers in the Las Vegas, North Las Vegas and Henderson markets.

SkyBridge Wireless, Inc. utilizes new, but field-proven, wireless technologies that provide secure, scaleable bandwidth solutions for:

•	High-speed Fixed Wireless Internet Access

•	Virtual Private Networks (VPN's)

•	Video Conferencing

•	Voice (VoIP)

•	Other IP applications

Wi-Fi (IEEE Standard 802.11a/b/g) fixed wireless network users share bandwidth and obtain transmission speeds depending on how many users are online simultaneously and allocates bandwidth to the nearest users, to the detriment of those further away. Our NON-802.11a/b/g system provides scalable bandwidth to each user and allocates bandwidth relatively evenly to all users. In addition, since our network uses Motorola proprietary technology, subscribers receive an important layer of security beyond any wireless system.

SkyBridge Wireless’ mission is to provide a better choice for Internet service for businesses. The Company’s strategy is to be a fixed-wireless broadband provider satisfying the needs of commercial customers in the Southern Nevada markets. SkyBridge Wireless intends to achieve its mission and execute its strategy by leveraging fixed-wireless broadband technology to gain market share through organic growth in the SME (Small – Medium Enterprise) market. Subject to raising sufficient capital, SkyBridge Wireless also intends to grow by making acquisitions and taking advantage of a market that SkyBridge feels is ready for large consolidation opportunity.

SkyBridge Wireless uses reliable Broadband Wireless Technology to provide feature-rich Internet access without the use of fiber, telephone, or cable lines to the customer location. We offer a Service Level Agreement (SLA) to insure that our subscribers receive reliable internet availability, low latency and packet loss on both our wireless network and the wireless last mile. In addition, we offer our customers a 30-day Money Back Guarantee!

SkyBridge Wireless’ services are competitive with most DSL ,cable or T1 level service. SkyBridge Wireless has a 1.5 Mbps service, that is full duplex, meaning that, (unlike most cable and DSL), you have full throughput for both uploads and downloads. SkyBridge Wireless also guarantees the performance of its service with an (SLA) that guarantees uptime, latency and throughput.

Our services offer high-speed Internet access with:

•	Low Latency

•	Monitored CPE

•	Static IP Addresses

•	Priority Bandwidth

We own our entire network. Unlike our other competitors, we do not rent wires from telecom companies to reach your business. Since we are not reliant on third party networks, we can offer attractive pricing and efficient installation delivery times.

We intend to further develop a business supplying high-speed fixed-wireless Internet access to businesses and communities in some of the nation’s fastest-growing metropolitan markets, with initial efforts in Las Vegas, Nevada, a very dynamic market. Wireless service allows customers to use the Internet at speeds up to 50 times faster than today’s dial-up modems. As the demand for more information, communication and entertainment grows, so does the need for solutions to provide these services at high speed and at an acceptable cost. We currently service nine commercial customers in the Las Vegas/Henderson market.

Our customers can select their desired services, with one-time installation charges and recurring monthly fees depending on the service selected. We require a twelve month service contract from our customers, which starts from the date the system first becomes operational and automatically renews for consecutive one-year terms unless our customer notifies us of their intent to cancel the contract within 60 days prior to expiration of the term.

               Competition

We face competition from other Internet access providers, as well as large, national telecommunications service providers who are beginning to enter this market. Current and prospective competitors include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than do we. We currently compete, or expect to compete, for the foreseeable future, with the following: national Internet service providers, numerous regional and local Internet service providers, most of which have significant market share in their markets; established on-line information service providers, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting, co-location and other Internet-based business services; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers. Some local wireless competitors of ours include Las Vegas.Net, Wireless Telcorp, KeyOn Communication and Verde Communication, most of which are focused on the residential markets and not the commercial customer markets.

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

Fixed-wireless systems can be used for almost anything that a cable is used for, whether the cable is a T1 circuit, a cable television cable, an Ethernet cable or a fiber optic cable. Fixed-wireless systems are designed so that they emulate cable connections, and they use the same type of interfaces and protocols, such as T1, frame relay, Ethernet and ATM. Fixed-wireless systems are also used for voice communications as well as for carrying television programming. But most fixed-wireless systems are data-centric, such as for Internet access, and are flexible in supporting both voice and data communications.

Fixed wireless systems use a small, inexpensive microwave antenna that is attached to a radio at the customer premises. The Customer Premise Equipment (CPE) is pointed back to the ISPs Access Point (AP)—typically a tall building or radio tower—to create a Wireless Local Loop (WLL).

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

               Business Plan

SkyBridge is a Fixed Wireless Internet Broadband company that currently specializes in providing high-speed fixed-wireless Internet access to commercial customers in the Southern Nevada markets. The current monthly cost for our service ranges from $49 to $449 depending on the bandwidth requirements of the customer. We intend to expand into the residential customer market if we achieve success with commercial customers and expand our Internet access coverage area with more access points sufficient to service residential communities.

Our business strategy revolves around the need to provide quality fixed wireless Internet Access service to clients and fully satisfy their Internet data needs. The typical installation of our wireless Internet Access service for a customer is 3 business days; based on the fact that SkyBridge Wireless, Inc. owns and operates its own network, allowing us to control the availability of the services to the customer, unlike that in comparison to traditional wire-line providers, who currently quote anywhere from 2 to 6 weeks to install the same type of service, due to the fact that a large number of wireline providers must provision and eventually build or install cable or fiber optics to the customer location before the customer can be installed

Once we have the capital, we plan to expand our access points from our current 7 locations (4 of which are fully operational and 3 of which we have contracts for but have not installed the equipment for them to be operational) to 13 locations around the Las Vegas Valley. We plan to gain as many customers as possible in a short period of time, while maintaining a higher than average level of service and support for the customers and their needs. We currently have the ability of servicing 600 customers from each of our 4 operational locations.

Our business needs new towers and we need to attract new customers as part of what we must do to potentially succeed and meet our goal of being able to build shareholder value and be self sufficient from operational cash flow without the need for equity or debt transactions. We seek to expand the number of towers which we control, and increase the number of paying customers, initially in the Las Vegas area. We seek to joint venture or license our business model to third parties in other geographical areas as part of expansion to new cities. Our plan includes becoming profitable based upon cash flow from customers, though we are currently non-profitable and suffering from significant demands for cash to meet both operational expenses and larger expansion costs. Management’s plan, in this regard, is to raise financing through a combination of equity and debt financing. Management believes approximately $5,000,000 will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that we will be successful in raising such financing or in otherwise becoming profitable. In the case that we only receive $1,000,000 of the projected $5,000,000 the company would have to limit operations and supply services from its current locations. Our plan would be to become profitable from our existing locations and then invest into building additional access points until we reach our goal of 95% coverage of the Las Vegas Valley.

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

SkyBridge currently has basic communication services available for its clients:

•	256Kbits

•	512Kbits

•	768Kbits

•	1Mbit

•	1.5Mbit

•	Point to Point Connections

•	Wireless Network Integration

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

SkyBridge also utilizes the rooftop at the Las Vegas Hilton. This site is at the north end of the Las Vegas Strip, and is positioned for direct access of Wireless Broadband services to the entire east and north markets of Las Vegas. This will also allow us to broadcast our services to the far north, west, and east sections of the city, when new customers are obtained, which areas are lacking broadband services. SkyBridge plans to use this site to expand its wireless backbone to be able to deliver cost-effective service to new Access Points. This site is directly connected to our High Speed network via FCC licensed 23GHz 45MBit microwave connections with High speed fiber redundancy.

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

SkyBridge Wireless, Inc. has Radio Site leases on 3 additional sites here in Las Vegas , NV that are not yet installed. These sites are located at: (1) The Rio Hotel and Casino Masquerade Tower rooftop on the 53 rd floor of the building located at 3700 West Flamingo Blvd; This site will allow SkyBridge Wireless to reuse broadcast frequencies and increase the capacity around the Rio Hotel, which is in the heart in the commercial/industrial district of Las Vegas; (2) Harrah’s Las Vegas Hotel and Casino rooftop at 3475 Las Vegas Blvd. South, which allows the areas on the East side of the Las Vegas Strip to be able to gain access the Fixed Wireless network; and (3) AAT Communications Tower — NV Flowplant 6A on the East side of Las Vegas at 7180 East Washington Blvd, will allow SkyBridge to supply Fixed Wireless Broadband Access to the central East side of Las Vegas, which currently has no/or very limited access to any form of Broadband.

Access Point Site Location	Status
Dev-Ton Tower
6565 Spencer Street
Las Vegas, NV 89119	Fully Operational
North Latitude: 36-4-24
West Longitude: 115-7-70

Frontier Radio
270 East Pamalyn
Las Vegas, NV 89119	Fully Operational
North Latitude: 36-04-01.0
West Longitude: 115-09-39.0

Las Vegas Hilton North Tower
3000 Paradise Road
Las Vegas, NV 89109	Fully Operational
North Latitude: 36-07-58
West Longitude: 115-09-12

Rio Hotel & Casino Inpanema Tower 22nd Floor
3700 West Flamingo Road
Las Vegas, NV 89103	Fully Operational
North Latitude: 36-07-17
West Longitude: 115-11-17

Rio Hotel & Casino Masquerade Tower
52nd Floor&Telecommunications
Room 3700 West Flamingo Road	Site Lease Signed -
Las Vegas, NV 89103	Access Rights Granted
North Latitude: 36-07-17
West Longitude: 115-11-17

AAT Communications Tower - NV Flowplant 6A
7180 East Washington Blvd
Las Vegas, NV 89114	Site Lease Signed -
North Latitude: 36-10-88	Access Rights Granted
West Longitude: 115-1-11

Harrah's Las Vegas
3475 Las Vegas Blvd. South
Las Vegas, NV 89109	Site Lease Signed -
North Latitude: 36-04-14.8	Access Rights Granted
West Longitude: 115-10-19.9

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

Many applications that operate over a cable should be able to operate over a fixed-wireless system. Based on a report published by Jupiter Research in February 2003, fewer than 20 percent of buildings have fiber to them, and only about 60 percent are close enough to a central office (12,000 feet or 3.5 km) to take advantage of DSL technology. A wireless connection could be the only option for high-speed communications in some areas. The major reasons for commercial customers to consider using wireless services include lower costs, faster deployment, because there is no cable to lay or streets to dig up; greater flexibility because customers can move around their office more easily in a wireless environment, and better reliability because wireless links can reach customers who have no wire-line services available in their area. Because SkyBridge Wireless, Inc. installs the Customer Premise Equipment and maintains the CPE’s functionality as well as the operation of the Fixed Wireless network, you do not need to be a radio engineer to take advantage of fixed-wireless communications. Wireless communications offers tremendous flexibility and ever-improving performance, wireless offers more than sufficient bandwidth for many applications. Fixed wireless systems operate at frequencies that require line of sight (LOS) and that have broadcast distances that vary from a few feet to tens of miles. Fixed Wireless Internet Access is distinctly different from wired services (Cable/DSL, T-1, or Fiber) by its potential transport speed, ease and rapid installation, reliability and affordability.

                GOVERNMENT REGULATION

We operates our Fixed Wireless network under FCC licensed 23GHz microwave point to point backbone links. Each 23GHz backbone connection has a FCC license to operate in this specific frequency filed under FCC Form 601-M. As to each license in this frequency band, and pursuant to Section 309(h) of the Communications Act of 1934, as amended, 47 U.S.C Section 309(h), this license is subject to several conditions. We can only use the frequencies designated in the license for 10 years. Our right cannot be assigned or otherwise transferred without the prior consent of the FCC. This license is subject in terms to the right of use or control conferred by Section 706 of the Communications Act of 1934, as amended.

SkyBridge Wireless, Inc. also operates in unlicensed frequencies for the distribution of the Fixed Wireless Broadband delivered to the clients. Operating in the frequencies of: 902-928MHZ, 2400-2483.5MHz, 5275-5325MHz, & 5725-5850MHz SkyBridge Wireless, Inc. falls under the FCC guidelines of Part 15 Section 15.245. This allows use of these frequency bands in broadcasting radio signals under certain levels of radio emissions, which allows us to effectively provide Fixed Wireless Broadband Internet Access.

                Employees

The Company currently has three (3) full-time employees all of whom are officers of the Company. It also has two (2) additional full-time employees.

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

ITEM 3. Legal Proceedings

               None.

ITEM 4. Submission of Matters to a Vote of Security Holders

               Not applicable

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

Year Ended December 31, 2003
First Quarter	$0.11	$0.11

Second Quarter	$0.40	$0.03

Third Quarter	$0.17	$0.03

Fourth Quarter	$0.11	$0.014

Year Ended December 31, 2004
First Quarter	$0.0655	$0.0251

Second Quarter	$0.041	$0.02

Third Quarter	$0.04	$0.018

Fourth Quarter	$0.025	$0.0159

Holders of Common Equity

As of March 1, 2005 there were 258 shareholders of record of the Company’s common stock, a figure that does not take into account those shareholders whose certificates are held in the name of depositories, financial intermediaries, clearing houses, broker-dealers or other nominees such as the Depository Trust Company (DTC) and its own nominee, Cede & Company.

Dividends

The Company has declared a stock dividend on October 10, 2003 of one share of NET stock for each share of SkyBridge owned October 10, 2003. As of May 1, 2004, all shares were issued to complete this dividend.

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

Recent Sales of Unregistered Secuirties

During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $98,630 (net of amortized expenses totaling $401,370) as of December 31, 2004December 31, 2004

During May 2004, the Company issued 40,000,000 shares of common stock to the Company’s Chief Executive Officer for services totaling $680,000.

During September 2004, the Company entered into a Private Equity Credit Agreement (“Equity Agreement”) with Globalvest Partners, LLC (“Globalvest”) which was brokered by May Davis. The Company issued 3,038,674 shares of common stock during September 2004 for the $55,000 fee. The Company recorded the fees as unamortized loan fees related to equity credit agreement which will be amortized as costs of raising capital over the life of the agreement beginning from the date the Form SB-2 is declared effective, along with $450,000 in additional loan fees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

SkyBridge is a development stage company that started its business in 2002. SkyBridge intends to continue its network expansion business so that it may commence material sales in 2005, as estimated by Management. The Company has limited resources for cash outlay, however the proposed expansion will continue in 2005 as funding permits. During 2004, the Company continued to engage in activities to raise capital through equity financing. In March, 2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. No assurance exists that the Company will successfully raise the capital.

Management expects that if we have the proper funding in place and can hire the proper amount of qualified personnel we can achieve a sales increase in 2005.

During the year ended December 31, 2004, the Company incurred a net loss of $2,695,476 or a loss of $0.01 per share.

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

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2004, the Company had an accumulated deficit of $4,799,372.

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

The Company’s independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company’s ability to continue as a going concern, in their Report for the financial statements of December 31, 2004. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via equity and/or debt offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern.

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

As to labor expenses moving forward, the Company intends to use 5 full-time employees and will add other employees as needed. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or for stock.

Results of Operations

The Company generated $17,709 in revenues from its operations for the year ended December 31 of 2004. Although limited sales began in May 2003 the Company has not yet been able to establish a continual sales promotion due to the lack of funding to date. The Company feels that once the SB-2 is completed that it will have adequate funding to maintain a continual sale program that will increase its customer base and revenue.

The results of operations reflected in this discussion include the operations of SkyBridge Wireless, Inc. for the twelve months ended December 31, 2003 and December 31, 2004.

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

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2004 the Company had an accumulated deficit of $4,799,372 compared with an accumulated deficit of $2,103,896 as of December 31, 2003.

Revenue from the continuing operations decreased by $ 29,793 (62.6%) from $47,502 (of which $30,500 was from contract labor) for the twelve months ended December 31, 2003 to $ 17,709 (of which $3,875 was from contract labor) for the twelve months ended December 31, 2004. The decrease in revenue was primarily due to the lack of contract work from third party customers.

The Company continues its efforts to further develop its products, market development and creation of vender/customer relationships.

          Cost of revenue

Total cost of revenue was $41,686 during the twelve months ended December 31, 2004, which is a increased of $2,161 (5.5%) from $39,525 for the twelve months ended December 31, 2003. The increased in cost was primarily due to the increase in new site location agreements that have not been fully installed and are not yet producing revenue.

          Operating expenses

Total operating expenses increased by $571,957 (28.7%) from $1,990,424 for the twelve months ended December 31, 2003 to $2,562,381 for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, operating expenses consisted of primarily of $1,859,722 for consulting and professional fees, $673,547 for general and administrative expenses and $29,112 for depreciation and amortization.  The increase was primarily attributable to additional consulting and professional fees.  We incurred additional consulting and professional fees in negotiating and securing leases on three new locations, which are not yet operational, that will be our future access points.  The two locations consist of an additional tower at the Rio Hotel and Casino, a tower on Harrah’s Hotel and Casino and an additional tower on the east side of town leased through AAT Communications.

        Other Expenses/Net Loss

Net Loss increased by $624,580 (30.1%) from a net loss of $2,070,897 for the twelve months ended December 31, 2003 to a net loss of $2,695,476 for the twelve months ended December 31, 2004. We attribute a major portion of the Net Loss to other expenses, namely the booking of the issuance of shares to certain consultants for valuable services to us.

Liquidity and Capital Resources

        Cash and Cash Equivalents

We have a commitment from a New York brokerage firm to raise up to $5 million dollars, but on a best efforts basis. There can be no assurance that we will have the ability to acquire all the needed funds for the next twelve months of operations solely from the sale of convertible debentures. The Company continues to sell debentures to fund its day to day operations and is proceeding with the SB-2 filing from our Private Equity Credit Agreement with Globalvest to continue operating our business beyond April 30, 2005.

We have incurred significant losses and negative cash flows from operations since December 20, 2002 (inception). We have obtained our required cash resources from private placements, convertible debentures and notes payable. We may not operate profitably in the future and will be required to continue to raise additional capital to finance our operations and complete our business plan.

Cash increased to $18,443 (118.22%) during the twelve months ended December 31, 2004 from $ 156 for the twelve months ended December 31, 2003. This increase in cash was primarily due to cash received from issuance of convertible debentures.

          Cash provided by financing activities

Financing activities provided cash of $475,000 during the twelve months ended December 31, 2004 from the issuance of convertible debentures.

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

With the agreement we have signed for the sale of additional debentures up to an aggregate principal amount of $1,000,000, we believe we have adequate cash to fund the company operations for approximately the next twelve months. An adverse business development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to considerably curtail our activities or seek to make alliances that could significantly result in dilution to our existing shareholders.

In September 2003, the Company entered into an agreement to acquire 100% of the outstanding capital stock of (“NET”) N-E-T Service Corporation (“NET Transaction”), which was owned and controlled by Company CEO Jim Wheeler, in exchange for 500,000 shares of the Company’s common stock. The material asset that NET has is a distribution agreement with an Oregon company for a voice over IP system used in connection with the Internet. The system would allow businesses to connect their phone systems through the Internet. In February, 2004, the company completed the purchase of the NET transaction through the issuance of the 500,000 shares.

Although the Company has achieved limited sales in 2004, in Management’s opinion, some business activity occurred which has helped to move the Company towards its objectives. The activities include product development, market development, and creation of vendor/customer relationships and the signing of an agreement to supply the company with up to $5 million dollars for expansion on a best efforts basis. As of December 31,2004 the company has raised $475,000 from the sale of debentures and has signed an Agreement for an equity line of credit with Globalvest Partners LLC for an additional $4.5 million. This Agreement has been submitted to the SEC for registration and once completed the Company will start drawing down on the credit line under this Agreement. The yearly activities were financed primarily through the infusion of capital from the sale of restricted stock and payment of services with stock.

Dividend Policy

The Company has declared a stock dividend on October 10, 2003 of one share of NET stock for each share of SkyBridge owned on October 10, 2003. As of May 1, 2004, all shares were distributed for this dividend to complete this transaction.

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

ITEM 7. Financial Statements.

Attached.

ITEM 8.   Changes in and Disagreements with Accountants.

               None.

ITEM 8A CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of December 31, 2004, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including theChief Executive Officer (the “CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The Company has not completed its evaluation of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year. As permitted by the SEC’s final rule dated March 2, 2005 (Release No. 33-8545), the Company expects to complete its evaluation of the effectiveness of its internal control over financial reporting on or before December 31, 2006 , and will include the results of such evaluation in management’s annual report on internal control over financial reporting to be included in its Annual Report on Form 10-KSB as of December 31, 2006. In addition, the Company anticipates that its independent registered public accounting firm will complete and provide to the Company such firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting on December 31, 2006, and the Company will also include such attestation report to its Annual Report on Form 10-KSB.

Because of the material weakness described below, as well as other deficiencies the Company has identified, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 . The Company has already instituted, and will continue to implement, corrective actions with respect to the material weakness, as described below in further detail. In addition, the Company has implemented various procedures to correct and/or mitigate the other deficiencies the Company has identified. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this Annual Report on Form 10-KSB such that the information required to be disclosed in this Form 10-KSB has been recorded, processed, summarized and reported correctly.

Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, is in the process of conducting its evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has identified a material weakness in internal control over financial reporting as of December 31, 2004

The material weakness identified relates to limitations in the capacity of the Company’s accounting resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions. In 2004, a lack of experienced personnel in the Company’s accounting functions resulted in untimely identification and resolution of (i) accounting matters related to Stock transactions (ii) the accounting for the Company’s debt financing. All of these resulted in significant adjustments to the financial statements before issuance. In order to remediate these internal control deficiencies, the Company is making the following changes:

•	Hiring of additional accounting resources to supplement the internal accounting staff.

•	Implemented a new policy creating a monthly review of our financial entries & procedures by hiring a CPA Firm to assure all entries are accurate and entered properly.

As the Company has not completed the testing and evaluation of its internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in aggregate a material weakness.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons

Executive Officers and Directors

The executive officers and Directors of the Company are as follows:

James A. Wheeler (CEO & Director), age 44. James is a senior executive with 20 years experience in operations: call center, human resources and administration management. James has extensive expertise in telecom, information technologies and web-based systems. Over the years, but not currently, as CEO of a consulting firm in Las Vegas, NV a company that offers management consulting to start-ups, turn-a-rounds and operations, James negotiated new contracts and assigned personnel to projects. He also led staff to timely completion of projects which included being a consultant to a web-based company, and established company website for retail market and inventory controls and negotiated service level agreements with web companies. From June 2002 to present he has been CEO and a Director of SkyBridge Wireless, Inc., our subsidiary company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From August 1999 to December 2002 Mr. Wheeler was the President of Executive Management Services, a company located in Las Vegas, NV, in the business of consulting with start-up companies, turn-a-rounds and operations. He has a AA degree in Business Administration, 1981 — N/W Nazarene University, Nampa, ID, and a BA Business Administration, 2000 — Americus University, Washington, D.C. and MBA Business Administration, 2002 — Americus University, Washington, D.C.

Jason Neiberger (President & Director), age 32. Jason has worked with Computer Network and Internet systems, for 10 years. From June 2002 to present Jason Neiberger is the President and Director of SkyBridge Wireless, Inc., our subsidiary company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From July 2000 to July 2002 Jason Neiberger was the CTO and General Manager of LANwaves, Inc., a company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From April 1997 to July 2000 Jason Neiberger was IT Director of TechnoTwist, LLC and Secure Independence, Inc., a company located in Las Vegas, NV in the business of being a national Internet Service Provider. He holds various certifications as follow:

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
Certification — RF Techniques and Deployment

Proxim / Western, 2002
Las Vegas, NV
Certification — RF Equipment Training and Deployment

MapleNet, Inc., 2003
Goshen, IN
Certification — Wireless Technician

RF Systems & Associates, 2004
Las Vegas, NV
Certification — RF Communications

Kristine Neiberger (Secretary & Treasurer), age 24, Kristine, Jason’s wife, has worked with in business management for approximately three years. From June 2002 to present Kristine Neiberger is the Secretary and Treasurer of SkyBridge Wireless, Inc., our subsidiary company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From May 2000 to March 2002 Kristine Neiberger was the Office Manager and Business Development Manager of Digital Color & Graphics, a company located in Anaheim, CA in the business of Graphic design and development. She has a Bachelor of Science degree from Riverside Community College Riverside, CA, 2000, in General Accounting.

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

Section 16(a) Disclosure

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

ITEM 10. Executive Compensation

The Company has not adopted a final bonus, stock option, stock issuance, profit sharing, or deferred compensation plan for the benefit of its employees, officers, directors or consultants. Because there is nothing further to disclose under this Item, the Company has not prepared a Summary Compensation Table as would otherwise be required, except the following is the salary to officers for this past year ended December 31, 2004:

*James Wheeler $ 33,000
**Jason Neiberger $ 62,540
Kristine Neiberger $ 10,000

* Does not include unpaid accrued salary of $147,000.
** Does not include unpaid accrued salary of $87,460.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company’s knowledge, as of March 1, 2005 with respect to each person known to own directly and/or beneficially 5% or more of the common capital stock of the Company, each Director and officer and all Directors and officers as a group. As of March 1, 2005, there were a total of 487,298,627 common shares issued and outstanding.

Title of Class: Common	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
	James Wheeler	170,000,000	34.8%

	PO Box 96507	Direct

	Las Vegas, NV 89193

	Jason Neiberger(1)	170,000,000	34.8%I

	6565 Spencer St Suite 205	Direct

	Las Vegas, NV 89119

	Gene Crusie	3,000,000	0%

	6565 Spencer St Suite 205

	Las Vegas, NV 89119

	Kristine Neiberger(1)	150,000	0%

	6565 Spencer St Suite 205	Direct

	Las Vegas, NV 89119

	All directors, officers and

	Persons owning 5% or more	343,150,000	70.4%

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

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description
10.9	Communications Site License Agreement with Rio Properties, Inc. dated September 25 , 2002
10.10	Communications Site License Agreement with LVH Corporation D/B/A as Las Vegas Hilton dated April 17, 2003.
10.11	Communications Site License Agreement with Frontier Radio, Inc. dated June 11, 2003
10.12	Communications Site License Agreement with Dev Ton International dated November 10, 2003
10.13	Communications Site License Agreement with AAT Communications Group dated October 22, 2004
10.14	Communications Site License Agreement with Marnell Corrao Associates, Inc. dated November 17, 2004
10.15	Communications Site License Agreement with Harrah's Las Vegas, Inc. dated November 17, 2004.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.
(b)	Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2003, and 2004, respectively, for professional services of our principal accountant for the audit of our financials and reviews are: $12,100 and $ 22,330 ..

Audit-Related Fees

None.

Tax Fees

The aggregate tax fees, for the years ended December 31, 2003, and 2004, respectively, for professional services of our principal accountant for the audit of our financials and reviews are: $0 and $ 1,700 .

All Other Fees

None.

Audit Committee

The board of directors acting as the audit committee is required to pre-approve the audit services preformed by the independent auditor in order to assure that the provision of such service do not impair the auditor’s independence.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005	SkyBridge Wireless, Inc. (Registrant) BY: /s/ James Wheeler —————————————— James Wheeler CEO BY: /s/ Jason Neiberger —————————————— Jason Neiberger President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2005	SkyBridge Wireless, Inc.
(Registrant)

BY: /s/ James Wheeler
——————————————
James Wheeler
Principal Executive Officer
Principal Financial Officer
Director

BY: /s/ Jason Neiberger
——————————————
Jason Neiberger
Director

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SkyBridge Wireless, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of SkyBridge Wireless, Inc. (A Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from December 20, 2002 (Date of Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyBridge Wireless, Inc. as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 and for the period from December 31, 2002 (Date of Inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC
February 22, 2005
Las Vegas, Nevada

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current assets
Cash	$18,443
Accounts receivable	2,335

Total current assets	20,778
Fixed assets, net	54,765
Loan fees, net	61,515

Total assets	$137,058

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$80,000
Due to related parties	1,003,616
Other liability	500,000

Total current liabilities	1,583,616
Long-term liabilities
Convertible debentures, net of discounts	200,067

Total liabilities	1,783,683
Minority interest	--
Commitments and contingencies	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 484,298,627 shares issued and 483,698,627 outstanding	483,699
Additional paid-in capital	3,545,413
Unamortized loan fees related to convertible debentures	(212,502)
Unamortized loan fees related to equity credit agreement	(510,000)
Prepaid services paid in common stock	(153,863)
Accumulated deficit during the development stage	(4,799,372)

Total stockholders' deficit	(1,646,625)

Total liabilities and stockholders' deficit	$137,058

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2004	For the year ended December 31, 2003	December 20, 2002 (Inception) through December 31, 2004
Revenue	$17,709	$47,502	$65,211
Cost of revenue (exclusive of depreciation
shown separately below)	41,686	39,525	81,211

Gross income (loss)
	(23,977)	7,977	(16,000)
Operating expenses
Depreciation	29,112	22,290	51,402
Consulting and professional fees	1,859,722	1,350,126	3,242,848
Other general and administrative expenses	673,547	618,008	1,291,555

Total operating expenses	2,562,381	1,990,424	4,585,805

Loss from operations	(2,586,358)	(1,982,447)	(4,601,805)
Other income (expenses)
Interest expense	(41,200)	--	(41,200)
Amortization of loan fees related to convertible
debentures	(22,733)	--	(22,733)
Loss related to acquisition of NET	(47,000)	--	(47,000)
Other income	1,815	--	1,815
Bad debt related to other receivable	--	(81,000)	(81,000)
Minority Interest	--	--	--
Entertainment Internet acquisition cost	--	(7,449)	(7,449)

Loss before provision for income taxes and minority interest	(2,695,476)	(2,070,896)	(4,799,372)
Provision for income taxes	--	--	--
Minority interest	--	--	--

Net loss	$(2,695,476)	$(2,070,896)	$(4,799,372)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	443,451,233	373,201,472	407,108,598

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Unamortized Loan Fees Related to Debentures	Unamortized Loan Fees Related to Equity Credit Agreement	Other Receivable	Prepaid Services Paid in Common Stock	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance at December 20, 2002 (Inception)	--	$--	$--	$--	$--	$--	$--	$--	$--
Issuance of common stock to founders for
services, $0.001	330,000,000	330,000	(297,000)	--	--	--	--	--	33,000
Net loss	--	--	--	--	--	--	--	(33,000)	(33,000)

Balance December 31, 2002	330,000,000	330,000	(297,000)	--	--	--	--	(33,000)	--
Issuance of common stock for acquisition of
The Entertainment Internet, Inc., $0.001	76,554,120	76,554	(68,899)	--	--	--	--	--	7,655
Issuance of common stock for cash	15,150,000	15,150	249,850	--	--	--	--	--	265,000
Cancellation of common stock	(75,000,000)	(75,000)	75,000	--	--	--	--	--	--
Issuance of common stock for services	54,350,000	54,350	892,900	--	--	--	--	--	947,250
Issuance of common stock in satisfaction
of due to related party	60,000	60	2,940	--	--	--	--	--	3,000
Options granted for services	--	--	162,063	--	--	--	--	--	162,063
Issuance of common stock for other receivable	600,000	600	80,400	--	--	(81,000)	--	--	--
Bad debt related to other receivable	--	--	--	--	--	81,000	--	--	81,000
Reduction in due to related party
through paid-in capital	--	--	75,664	--	--	--	--	--	75,664
Net loss	--	--	--	--	--	--	--	(2,070,896)	(2,070,896)

Balance December 31, 2003	401,714,120	401,714	1,172,918	--	--	--	--	(2,103,896)	(529,264)
Exercise of options	3,170,833	3,171	91,954	--	--	--	--	--	95,125
Common shares issued for NET acquisition	500,000	500	46,500	--	--	--	--	--	47,000
Common shares issued for prepaid	16,000,000	16,000	604,000	--	--	--	(620,000)	--	--
Common shares issued for services	14,150,000	14,150	432,300	--	--	--	--	--	446,450
Common shares issued to the Chief Executive	40,000,000	40,000	640,000	--	--	--	--	--	680,000
Officer for services
Common shares issued for accounts payable	75,000	75	2,925	--	--	--	--	--	3,000
Cancellation of common stock	(350,000)	(350)	350	--	--	--	--	--	--
Return of stock into treasury	(600,000)	(600)	600	--	--	--	--	--	--
Liability for shares to be issued for loan fees	--	--	--	(50,000)	(450,000)	--	--	--	(500,000)
Common shares issued for loan fees related to
convertible debentures	6,000,000	6,000	174,000	(180,000)	--	--	--	--	--
Common shares issued for unamortized loan
fees related to equity credit agreement
(including $5,000 paid in cash	3,038,674	3,039	51,961	--	(60,000)	--	--	--	(5,000)
Options granted for services	--	--	26,996	--	--	--	--	--	26,996
Beneficial conversion feature of convertible
debenture	--	--	300,909	--	--	--	--	--	300,909
Current period amortization of loan fees
related to debentures	--	--	--	17,498	--	--	--	--	17,498
Current period amortization of prepaid services	--	--	--	--	--	--	466,137	--	466,137
Net loss	--	--	--	--	--	--	--	(2,695,476)	(2,695,476)

Balance December 31, 2004	483,698,627	$483,699	$3,545,413	$(212,502)	$(510,000)	$--	$(153,863)	$(4,799,372)	$(1,646,625)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:	For the year ended December 31, 2004	For the year ended December 31, 2003	December 20, 2002 (Inception) Through December 31, 2004
Net loss	$(2,695,476)	$(2,070,896)	$(4,799,372)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	1,153,446	1,109,313	2,295,759
Entertainment Internet acquisition costs	--	7,449	7,449
Loss related to acquisition of NET	47,000	--	47,000
Depreciation	29,112	22,290	51,402
Amortization of loan fees related to convertible
debentures	22,733	--	22,733
Amortization of prepaid services paid in common stock	466,137	--	466,137
Bad debt related to other receivable	--	81,000	81,000
Accretion of discount on convertible debentures	25,976	--	25,976
Changes in operating assets and liabilities
Change in accounts receivable	(2,335)	--	(2,335)
Change in accounts payable and accrued liabilities	44,144	35,856	80,000
Change in loan fees	(66,750)	--	(66,750)

Net cash used by operating activities	(976,013)	(814,988)	(1,791,001)
Cash flows from investing activities:
Purchase of fixed assets	(24,527)	(81,640)	(106,167)

Net cash used in investing activities	(24,527)	(81,640)	(106,167)
Cash flows from financing activities
Proceeds from issuance of common stock	--	265,000	265,000
Change in due to related parties	453,702	631,578	1,085,280
Change in other liability	--	--	--
Advance from convertible debentures	475,000	--	475,000
Loan fees related to equity line of credit	(5,000)	--	(5,000)
Exercise of stock options	95,125	--	95,125
Cash received through acquisition
of Entertainment Internet	--	206	206

Net cash provided by financing activities	1,018,827	896,784	1,915,611
Net change in cash	18,287	156	18,443
Beginning cash balance	156	--	--

Ending cash balance	$18,443	$156	8,443

Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and financing activities
Issuance of 7,655,412 shares of common stock for
acquisition of Entertainment Internet	$--	$7,655	$7,655

Issuance of 60,000 shares of common stock for
payment of due to related party	$--	$3,000	$3,000

Issuance of 600,000 shares of common stock for
other receivable	$--	$81,000	$81,000

Reduction in due to related party through paid-in
capital	$--	$75,664	$75,664

Issuance of 75,000 shares of common stock for
accounts payable	$3,000	$--	$3,000

Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$309,000	$--	$309,000

Assumption of $500,000 liability related to stock to be
issued for loan fees	$500,000	$--	$500,000

Issuance of 6,000,000 shares of common stock to be
unamortized loan fees related to convertible debentures	$180,000	$--	$180,000

Issuance of 3,038,674 shares of common stock for
unamortized loan fees related to equity credit
agreement, (excluding $5,000 paid in cash)	$55,000	$--	$55,000

Issuance of 16,000,000 shares of common stock for
prepaid services	$620,000	$--	$620,000

Check sum	--

SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2003, ENIN consummated an agreement to acquire all of the outstanding capital stock of SkyBridge Wireless, Inc., in exchange for 330,000,000 shares of the Company’s common stock (“ENIN Transaction”). Prior to the ENIN Transaction, ENIN was a non-operating public shell company with no operations, nominal net assets and 76,554,120 shares of common stock issued and outstanding; and SkyBridge Wireless, Inc. was a development stage company. The ENIN Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the ENIN Transaction is equivalent to the issuance of stock by a development stage company (SkyBridge Wireless, Inc.) for the net monetary assets of a non-operational public shell company (Entertainment Internet, Inc.), accompanied by a recapitalization. The accounting for the ENIN Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. The Company recognized an acquisition cost of $7,449, which is the net balance of the par value of the issuance of common stock related to the ENIN Transaction totaling $7,655 less the cash received from ENIN totaling $206. Accordingly, these consolidated financial statements are the historical financial statements of SkyBridge Wireless, Inc.

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $2,695,000 for the year ended December 31, 2003, with an accumulated loss during the development stage of approximately $4,799,000. The Company’s current liabilities exceed its current assets by approximately $1,563,000 as of December 31, 2004.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

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

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock split – In September 2003, the Company’s Board of Directors adopted a resolution whereby it approved a 10-to-1 stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company’s date of inception.

Principals of consolidation – The accompanying consolidated financial statements include the accounts of SkyBridge Wireless and accounts of N-E-T Service Corporation (“NET”). All significant intercompany transactions have been eliminated in consolidation.

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

Reclassification — The financial statements from 2003 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

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

Advertising and marketing costs – The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $16,834 and $4,385 for the years ended December 31, 2004 and 2003, respectively.

Fair value of financial instruments — The carrying amounts and estimated fair values of the Company’s convertible debentures at December 31, 2004 are as follows:

	Carrying Amounts	Estimated Fair Value
Convertible debentures	$475,000	$420,737

The estimated fair values of the Company’s long-term liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

Stock-based compensation – The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

In August 2003, the Company cancelled all previously granted options to employees and currently has no outstanding warrants. The Company granted no options or warrants to employees for compensation for the years ended December 31, 2004 and2003.

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2004 and 2003 and for the period from December 20, 2002 (Inception) through December 31, 2004, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Minority interest – Minority interest on the consolidated balance sheet includes third-party investments in NET that the Company consolidates, but does not wholly-own. The net pre-tax results attributed to minority interest holders in consolidated entities are included in minority interest income (expense) in the consolidated statements of operations.

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company’s consolidated financial statements.

2.     BUSINESS ACQUISITION

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

The Company accounted for its 100% ownership interest in NET using the purchase method of accounting under APB No. 16. During June 2004, the Company issued a stock dividend of 1,000,000,000 shares of NET’s common stock to various stockholders and itself whereby the Company’s 100% ownership interest decreased to 61%. The Company has recorded a minority interest from this transaction with no balance due to the lack of operations or balance sheet accounts as of December 31, 2004.

3. FIXED ASSETS

        Fixed assets consist of the following as of December 31, 2004:

Computer, equipment and software	$106,167
Less: accumulated depreciation	51,402
Fixed assets, net	$54,765

4.     RELATED PARTY TRANSACTIONS

Due to related parties — December 31, 2004, due to related parties is comprised of balances totaling $582,716 and $480,900 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

During December 2003, the founders of the Company converted $75,664 in due to related parties into additional paid-in capital. The founders of the Company did not receive common stock for this conversion.

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the years ended December 31, 2004 and 2003, rent expense totaled $18,000 and $18,000, respectively.

Common Stock – During May 2004, the Company issued 40,000,000 shares of common stock to the Company’s Chief Executive Officer for services totaling $680,000.

During January 2004, the Company issued 75,000 shares of common stock to a stockholder for accounts payable totaling $3,000.

During March 2004, the Company issued 2,000,000 shares of common stock to a stockholder for services totaling $100,000.

4.     RELATED PARTY TRANSACTIONS (continued)

Common Stock (continued) – During November 2004, the Company issued 2,000,000 shares of common stock to a stockholder for services totaling $80,000.

During December 2004, the Company issued 5,000,000 shares of common stock to a stockholder for services totaling $85,000.

Stock options – In April 2003, the Company granted options to purchase 52,000,000 shares of the Company’s common stock to various officers and directors. The options are fully vested upon grant with an exercise price of $0.011 per share. The Company did not record compensation under the provisions of APB Opinion No. 25. In August 2003, the various officers and directors surrendered their options to the Company and the Company cancelled all the above options.

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

In April 2003, the Company granted options to purchase 10,000,000 shares of the Company’s common stock to a director. The options are fully vested upon grant with an exercise price of $0.011. The grant was valued at $54,021 under the provisions of SFAS No. 123 using the Black-Scholes option pricing model under the following assumptions; no dividend yield, expected volatility of 91.67%, risk free interest rates of 1.6%, and expected lives of 2 years. In August 2003, the director surrendered his options to the Company and the Company cancelled these options.

During January 2004, the company granted options to purchase 4,000,000 shares of the Company’s common stock to a stockholder. the options are fully vested upon grant with an exercise price of 40.03 per share. The grant was valued at $26,996 under the provisions of SFAS No. 123. During February 2004, this stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125.

5.     OTHER LIABILITY

During March 2004, the Company entered into an agreement with May Davis Group, Inc. (“May Davis”) whereby May Davis agreed to provide placement services with respect to securities up to $5,000,000. Placement may be made by debentures, restricted stock, registered offerings, including equity lines, or other transactions. The Company agreed to issue 10,000,000 shares of common stock in exchange for these services. From the date of the agreement through the date of this report, May Davis placed $500,000 in convertible debentures and brokered an equity line of credit for up to $4,500,000 as discussed in Notes 6 and 8 below. As of December 31, 2004, the Company had not issued stock in relation to this agreement. Accordingly, the Company recorded an other liability totaling $500,000, reported as $50,000 for unamortized loan fees related to convertible debentures and $450,000 for unamortized loan fees related to equity credit agreement (See Notes 6 and 8 below for discussion of amortization policy).

As discussed in Note 11, the Company issued 2,000,000 shares of common stock during February 2005 in satisfaction of $100,000 of this liability.

6.     CONVERTIBLE DEBENTURES

During April 2004, the Company entered into an agreement with May Davis as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture will be unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis for each issued debenture along with certain other fees to be paid to an escrow agent. Additionally, the Company issued 2,000,000 and 4,000,000 shares of common stock during April and November 2004, respectively, to May Davis for unamortized loan fees related to convertible debentures totaling $180,000. The Company recorded cash loan fees totaling $66,750 in relation to the convertible debentures.

The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as interest expense on a pro-rata basis over the life of the debentures.

        As of December 31, 2004 capitalized loan fees consisted of the following:

	Loan Fees	Accumulated Amortization	Net Loan Fees
Loan fees, net	$66,750	$5,235	$61,515
Unamortized loan fees related to convertible debentures
Loan fees related to allocation of 10,000,000
shares (See Note 5)	$50,000	$3,804	$46,196
Loan placement fees related to issuance of
6,000,000 shares	180,000	13,694	166,306
Total unamortized loan fees related to
convertible debentures	$230,000	$17,498	$212,502

Additionally, the Company recorded the estimated value of the beneficial conversion feature as a discount on convertible debentures which will be accreted through the maturity date of each respective convertible debenture. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

        Convertible debentures consist of the following as of December 31, 2004:

Sixteen convertible debentures which will mature in various
months during 2009	$475,000
Discount on convertible debentures (net of accretion totaling
$25,976 recorded as interest expense)	274,933
Convertible debentures, net	$200,067

May Davis completed the placement of the final debenture totaling $25,000 during 2004 for which the Company received the debenture in 2005 (see Note 11).

7.     STOCKHOLDERS’ DEFICIT

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

During July 2003, the Company issued 350,000 shares of common stock to an individual for consulting services totaling $47,250

During October 2003, the Company issued 500,000 shares of common stock for professional services totaling $35,000.

During November 2003, the Company issued 500,000 shares of common stock for professional services totaling $35,000.

During December 2003, the Company issued 13,000,000 shares of common stock for professional and consulting services totaling $390,000.

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

During January 2004, the Company cancelled 350,000 shares of common stock previously issued to a consultant during July 2003.

During February 2004, the Company received 600,000 shares of common stock which was issued during July 2003 from a consultant after termination of a prior agreement for services. As of December 31, 2004, the shares were held as treasury stock at no value.

During March 2004, the Company issued 10,500,000 shares of common stock for services totaling $525,000.

During May 2004, the Company issued 500,000 shares of common stock for services totaling $15,000.

7.     STOCKHOLDERS’ DEFICIT(continued)

During July 2004, the Company issued 1,000,000 shares of common stock for services totaling $13,000

During August 2004, the Company issued 5,000,000 shares of common stock for services totaling $90,000

During September 2004, the Company issued 1,000,000 shares of common stock for services totaling $19,000.

During November 2004, the Company issued 250,000 shares of common stock for services totaling $5,000.

During December 2004, the Company issued 350,000 shares of common stock to employees for services totaling $5,950.

During December 2004, the Company issued 500,000 shares of common stock for services totaling $8,500.

8.     EQUITY CREDIT AGREEMENT

During September 2004, the Company entered into a Private Equity Credit Agreement (“Equity Agreement”) with Globalvest Partners, LLC (“Globalvest”) which was brokered by May Davis. The Equity Agreement entitles the Company to draw funds up to $4,500,000 from the issuance of its common stock for an amount equal to the lowest bid price for any three trading days during the ten trading days immediately following the advance notice date. The Equity Agreement expires the later of thirty six months from the date a registration statement on Form SB-2 for registration of common stock under the Equity Agreement is declared effective by the Securities Exchange Commission, or September 2008, subject to certain terms and conditions. Globalvest and May Davis will retain 9% and 7%, respectively, of each advance under the Equity Agreement. Additionally, the Equity Agreement requires the Company to pay Globalvest a commitment fee in the amount of $60,000; $55,000 to be paid by the issuance of common stock and $5,000 cash. The Company issued 3,038,674 shares of common stock during September 2004 for the $55,000 fee. The Company recorded the fees as unamortized loan fees related to equity credit agreement which will be amortized as costs of raising capital over the life of the agreement beginning from the date the Form SB-2 is declared effective, along with $450,000 in additional loan fees as discussed in Note 5.

9.     COMMITMENTS AND CONTINGENCIES

Consulting agreements – During July 2004, the Company entered into a Consulting Agreement with a stockholder of the Company whereby, the Company agreed to pay the stockholder $15,000 per month through June 2006.

During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $98,630 (net of amortized expenses totaling $401,370) as of December 31, 2004December 31, 2004.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock in August 2004 and recorded prepaid services totaling $55,233 (net of amortized expenses totaling $34,767) as of December 31, 2004.

During July 2004, the Company entered into a Consulting Agreement with an individual whereby, the Company agreed to issue stock valued at $100,000 shares of common stock in exchange for corporate consulting services over the term of 6 months. The Company issued 1,000,000 shares of non-forfeitable common stock totaling $30,000 in July 2004. During October 2004, the Company and the individual terminated the agreement whereby the Company expensed the remaining prepaid services for the year ended December 31, 2004.

9.     COMMITMENTS AND CONTINGENCIES (continued)

Licenses – The Company has various licenses granting the Company non-exclusive rights to use certain premises for the installation and maintenance of wireless tower equipment. Minimum monthly license fees range from $1,000 per month to $2,500 per month and increase annually by the greater of 5% or a CPI adjustment. Future minimum license payments under the related agreements are as follows as of December 31, 2004:

2005	$54,275
2006	56,989
2007	55,787
2008	11,576
Thereafter	--
$178,627

10. OTHER

Network installation – In May 2003 the Company entered into an Agreement with Independent Contractor (“the Contract”) whereby the Company would install a high speed wireless network on a reservation in Canada. During the year ended December 31, 2003, the Company completed the installation of the high speed wireless network in Canada whereby the Company realized a one-time revenue approximating $33,000. The Company has no future obligations under the Contract nor will receive future revenue from the installation.

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

11.     SUBSEQUENT EVENTS

Convertible debentures – During January 2005, the Company issued an additional convertible debenture in accordance with the terms discussed in Note 6 totaling $25,000. The convertible debenture matures in January 2010.

Common stock – During January 2005, the Company issued 500,000 shares of common stock for services totaling $9,000.

During February 2005, the Company issued 2,000,000 shares of common stock in a $100,000 reduction in an other liability as discussed in Note 5.

During January 2005, the Company issued 500,000 shares of common stock for services totaling $5,750.