Form 10KSB/A
period 2003-12-31
SKYBRIDGE WIRELESS INC
filed 2005-05-06
CIK 1081172

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

SkyBridge Wireless, Inc. utilizes new, but field-proven, wireless technologies that provide secure, scaleable bandwidth solutions for:

•	High-speed Fixed Wireless Internet Access

•	Virtual Private Networks (VPN’s)

•	Video Conferencing

•	Voice (VoIP)

•	Other IP applications

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

We intend to further develop a business supplying high-speed fixed-wireless Internet access to businesses and communities in some of the nation's fastest-growing metropolitan markets, with initial efforts in Las Vegas, Nevada, a very dynamic market. Wireless service allows customers to use the Internet at speeds up to 50 times faster than today's dial-up modems. As the demand for more information, communication and entertainment grows, so does the need for solutions to provide these services at high speed and at an acceptable cost. We currently service nine commercial customers in the Las Vegas/Henderson market.

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

Our business strategy revolves around the need to provide quality fixed wireless Internet Access service to clients and fully satisfy their Internet data needs. The typical installation of our wireless Internet Access service for a customer is 3 business days; based on the fact that SkyBridge Wireless, Inc. owns and operates its own network, allowing us to control the availability of the services to the customer, unlike that in comparison to traditional wire-line providers, who currently quote anywhere from 2 to 6 weeks to install the same type of service, due to the fact that a large number of wireline providers must provision and eventually build or install cable or fiber optics to the customer location before the customer can be installed.

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

Our business needs new towers and we need to attract new customers as part of what we must do to potentially succeed and meet our goal of being able to build shareholder value and be self sufficient from operational cash flow without the need for equity or debt transactions. We seek to expand the number of towers which we control, and increase the number of paying customers, initially in the Las Vegas area. We seek to joint venture or license our business model to third parties in other geographical areas as part of expansion to new cities. Our plan includes becoming profitable based upon cash flow from customers, though we are currently non-profitable and suffering from significant demands for cash to meet both operational expenses and larger expansion costs. Management's plan, in this regard, is to raise financing through a combination of equity and debt financing. Management believes approximately $5,000,000 will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that we will be successful in raising such financing or in otherwise becoming profitable. In the case that we only receive $1,000,000 of the projected $5,000,000 the company would have to limit operations and supply services from its current locations. Our plan would be to become profitable from our existing locations and then invest into building additional access points until we reach our goal of 95% coverage of the Las Vegas Valley.

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

Many applications that operate over a cable should be able to operate over a fixed-wireless system. Based on a report published by Jupiter Research in February 2003, fewer than 20 percent of buildings have fiber to them, and only about 60 percent are close enough to a central office (12,000 feet or 3.5 km) to take advantage of DSL technology. A wireless connection could be the only option for high-speed communications in some areas. The major reasons for commercial customers to consider using wireless services include lower costs, faster deployment, because there is no cable to lay or streets to dig up; greater flexibility because customers can move around their office more easily in a wireless environment, and better reliability because wireless links can reach customers who have no wire-line services available in their area. Because SkyBridge Wireless, Inc. installs the Customer Premise Equipment and maintains the CPE's functionality as well as the operation of the Fixed Wireless network, you do not need to be a radio engineer to take advantage of fixed-wireless communications. Wireless communications offers tremendous flexibility and ever-improving performance, wireless offers more than sufficient bandwidth for many applications. Fixed wireless systems operate at frequencies that require line of sight (LOS) and that have broadcast distances that vary from a few feet to tens of miles. Fixed Wireless Internet Access is distinctly different from wired services (Cable/DSL, T-1, or Fiber) by its potential transport speed, ease and rapid installation, reliability and affordability.

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

ITEM 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 6, 2005	SkyBridge Wireless, Inc. (Registrant) By: /s/ James Wheeler James Wheeler, CEO (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 6, 2005	SkyBridge Wireless, Inc. (Registrant) By: /s/ James Wheeler James Wheeler, CEO Principal Executive Officer Principal Financial Officer Director	/s/ Jason Neiberger Jason Neiberger, President Director

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

Skybridge Wireless, Inc.
(Development Stage Company)
STATEMENT OF OPERATIONS

	For the year ended December 31, 2003	December 20, 2002 (Inception) through December 31, 2002	December 20, 2002 (Inception) through December 31, 2003
Revenue	$47,502	$--	$47,502
Cost of revenue	39,525	--	39,525

Gross profit	7,977	--	7,977
Operating expenses
Depreciation	22,290	--	22,290
Consulting and professional fees	1,350,126	33,000	1,383,126
Other general and administrative expenses	618,008	--	618,008

Total operating expenses	1,990,424	33,000	2,023,424

Loss from operations	(1,982,447)	(33,000)	(2,015,447)
Other expenses
Bad debt related to other receivable	(81,000)	--	(81,000)
Entertainment Internet acquisition cost	(7,449)	--	(7,449)

Loss before provision for income taxes	(2,070,896)	(33,000)	(2,103,896)
Provision for income taxes	--	--	--

Net loss	$(2,070,896)	$(33,000)	$(2,103,896)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	373,201,472	33,000,000	371,826,358

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