Form 10QSB/A
period 2004-03-31
SKYBRIDGE WIRELESS INC
filed 2005-05-06
CIK 1081172

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

Date: May 6, 2005

SkyBridge Wireless, Inc.
Registrant

By: /s/ Jason Neiberger
Jason Neiberger,
President (principal executive officer)

By: /s/ James Wheeler
James Wheeler,
Chief Executive Officer (principal financial officer)