Form 10QSB
period 2005-03-31
SKYBRIDGE WIRELESS INC
filed 2005-05-13
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31,2005

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-26755

SKYBRIDGE WIRELESS, INC.
(Exact name of Registrant as Specified in its Charter)

NEVADA	88-0391722
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 Spencer Street, #205 Las Vegas, NV 89119
(Address of Principal Executive Offices) (Zip Code)

(702) 897-8704
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2005, the issuer had 622,798,627 shares of common stock issued and outstanding.

SKYBRIDGE WIRELESS,INC.
FORM 10-QSB
FOR THE THREE MONTHS ENDED March 31, 2005

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

ASSETS
Current assets
Cash	$12,875
Accounts receivable	640

Total current assets	13,515
Fixed assets, net	45,919
Loan fees, net	62,943

Total assets	$122,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$79,100
Due to related parties	1,167,478
Note payable	33,000

Total current liabilities	1,279,578
Long-term liabilities
Convertible debentures, net of discounts	238,477

Total liabilities	1,518,055
Minority interest	--
Commitments and contingencies	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 577,798,627 shares issued and 577,198,627 outstanding	577,199
Additional paid-in capital	4,288,135
Unamortized loan fees related to convertible debentures	(201,342)
Unamortized loan fees related to equity credit agreement	(510,000)
Prepaid services paid in common stock	(253,307)
Accumulated deficit during the development stage	(5,296,363)

Total stockholders' deficit	(1,395,678)

Total liabilities and stockholders' deficit	$122,377

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004	December 20, 2002 (Inception) through March 31, 2005
	(RESTATED)
Revenue	$3,908	$1,904	$69,119
Cost of revenue (exclusive of depreciation
shown separately below)	19,435	6,861	100,646

Gross loss	(15,527)	(4,957)	(31,527)
Operating expenses
Depreciation	8,846	7,019	60,248
Consulting and professional fees	278,088	336,627	3,520,936
Other general and administrative expenses	154,431	168,875	1,445,986

Total operating expenses	441,365	512,521	5,027,170

Loss from operations	(456,892)	(517,478)	(5,058,697)
Other income (expenses)
Interest expense	(24,712)	--	(65,912)
Amortization of loan fees related to convertible
debentures	(14,482)	--	(37,215)
Loss related to acquisition of NET	--	(47,000)	(47,000)
Other income (expense)	(905)	--	910
Bad debt related to other receivable	--	--	(81,000)
Minority Interest	--	--	--
Entertainment Internet acquisition cost	--	--	(7,449)

Loss before provision for income taxes and
minority interest	(496,991)	(564,478)	(5,296,363)
Provision for income taxes	--	--	--
Minority interest	--	--	--

Net loss	$(496,991)	$(564,478)	$(5,296,363)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	497,654,183	404,367,142	416,891,435

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In	Unamortized Loan Fees Related to	Unamortized Loan Fees Related to Equity	Prepaid Services Paid in	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Debentures	Credit Agreement	Common Stock	Stage	Deficit
Balance at December 31, 2004	483,698,627	$483,699	$3,545,413	$(212,502)	$(510,000)	$(153,863)	$(4,799,372)	$(1,646,625)
Common stock in satisfaction of other liability	10,000,000	10,000	490,000	--	--	--	--	500,000
Prepaid services paid in common stock	68,000,000	68,000	168,000	--	--	(236,000)	--	--
Common stock issued for services	15,500,000	15,500	53,251	--	--	--	--	68,751
Beneficial conversion feature of convertible
debentures	--	--	31,471	--	--	--	--	31,471
Current period amortization of loan fees
related to convertible debentures	--	--	--	11,160	--	--	--	11,160
Current period amortization of prepaid services	--	--	--	--	--	136,556	--	136,556
Net loss	--	--	--	--	--	--	(496,991)	(496,991)

Balance March 31, 2005 (Unaudited)	577,198,627	$577,199	$4,288,135	$(201,342)	$(510,000)	$(253,307)	$(5,296,363)	$(1,395,678)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004	December 20, 2002 (Inception) Through March 31, 2005
	(RESTATED)
Cash flows from operating activities:
Net loss	$(496,991)	$(564,478)	$(5,296,363)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	68,751	254,996	2,364,510
Entertainment Internet acquisition costs	--	--	7,449
Loss related to acquisition of NET	--	47,000	47,000
Depreciation	8,846	7,019	60,248
Amortization of loan fees related to convertible
debentures	14,482	--	37,215
Amortization of prepaid services paid in common stock	136,556	24,658	602,693
Bad debt related to other receivable	--	--	81,000
Accretion of discount on convertible debentures	14,881	--	40,857
Changes in operating assets and liabilities
Change in accounts receivable	1,695	--	(640)
Change in accounts payable and accrued liabilities	(900)	(21,946)	79,100
Change in loan fees	(4,750)	--	(71,500)

Net cash used by operating activities	(257,430)	(252,751)	(2,048,431)
Cash flows from investing activities:
Purchase of fixed assets	--	(7,054)	(106,167)

Net cash used in investing activities	--	(7,054)	(106,167)
Cash flows from financing activities
Proceeds from issuance of common stock	--	--	265,000
Change in due to related parties	163,862	170,430	1,249,142
Change in other liability	--	95,125	--
Advance from note payable	33,000	--	33,000
Advance from convertible debentures	55,000	--	530,000
Loan fees related to equity line of credit	--	--	(5,000)
Exercise of stock options	--	--	95,125
Cash received through acquisition
of Entertainment Internet	--	--	206

Net cash provided by financing activities	251,862	265,555	2,167,473
Net change in cash	(5,568)	5,750	12,875
Beginning cash balance	18,443	156	--

Ending cash balance	$12,875	$5,906	$12,875

Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and financing activities
Issuance of 75,000 shares of common stock for
accounts payable	$--	$3,000	$3,000

Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$31,471	$--	$31,471

Issuance of 10,000,000 shares of common stock in
satisfaction of other liability	$500,000	$--	$500,000

Issuance of 10,000,000 shares of common stock for
prepaid services	$236,000	$--	$236,000

SKYBRIDGE WIRLESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Description of business – SkyBridge Wireless, Inc. (hereinafter referred to as the “Company”) is a development stage company incorporated on December 20, 2002 under the laws of the state of Nevada. The business purpose of the Company is to develop a wireless network which provides access to the internet.

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of SkyBridge Wireless, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of SkyBridge Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.     STOCK-BASED COMPENSATION

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

The Company granted no options or warrants to employees for compensation for the three months ended March 31, 2005 and 2004.

3.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $497,000 for the three months ended March 31, 2005, with an accumulated loss during the development stage of approximately $5,296,000. The Company’s current liabilities exceed its current assets by approximately $1,266,000 as of March 31, 2005.

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

4.     PRINCIPALS OF CONSOLIDATION AND MINORITY INTEREST

Principals of consolidation – The accompanying consolidated financial statements include the accounts of SkyBridge Wireless and accounts of N-E-T Service Corporation (“NET”). All significant intercompany transactions have been eliminated in consolidation. Currently NET has no operations.

Minority interest – Minority interest on the consolidated balance sheet includes third-party investments in NET that the Company consolidates, but does not wholly-own. The net pre-tax results attributed to minority interest holders in consolidated entities are included in minority interest income (expense) in the consolidated statements of operations.

5.     RELATED PARTY TRANSACTIONS

Due to related parties – As of March 31, 2005, due to related parties is comprised of balances totaling $687,598 and $479,880 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the years ended March 31, 2005 and 2004, rent expense totaled $4,500 and $4,500, respectively.

6.     OTHER LIABILITY

During March 2004, the Company entered into an agreement with May Davis Group, Inc. (“May Davis”) whereby May Davis agreed to provide placement services with respect to securities up to $5,000,000. Placement may be made by debentures, restricted stock, registered offerings, including equity lines, or other transactions. The Company agreed to issue 10,000,000 shares of common stock in exchange for these services. From the date of the agreement through the date of this report, May Davis placed $500,000 in convertible debentures and brokered an equity line of credit for up to $4,500,000 as discussed in Notes 8 and 10 below. As of December 31, 2004, the Company had not issued stock in relation to this agreement. Accordingly, the Company recorded an other liability totaling $500,000, reported as $50,000 for unamortized loan fees related to convertible debentures and $450,000 for unamortized loan fees related to the Equity Credit Agreement (See Notes 8 and 10 below for discussion of amortization policy).

During February and March 2005, the Company issued 2,000,000 and 8,000,000 shares of common stock in satisfaction of the entire $500,000 liability.

7.     NOTE PAYABLE

As of March 31, 2005, note payable consists of a promissory note totaling $33,000. The note is unsecured, bearing interest at 8% per annum, and matures March 2006.

8.     CONVERTIBLE DEBENTURES

Convertible debentures – May Davis Group – During April 2004, the Company entered into an agreement with May Davis as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture is unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis for each issued debenture along with certain other fees to be paid to an escrow agent. Additionally, the Company issued 2,000,000 and 4,000,000 shares of common stock during April and November 2004, respectively, to May Davis for unamortized loan fees related to convertible debentures totaling $180,000. The Company recorded cash loan fees totaling $66,750 in relation to the convertible debentures during the year ended December 31, 2004 and an additional $3,250 during the three months ended March 31, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $261,523 (net of accretion totaling $40,857), which is being accreted through the maturity date of each respective convertible debenture. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Convertible debenture – Globalvest Partners, LLC – During March 2005, the Company issued a convertible debenture to Globalvest Partners, LLC as interim financing until the Equity Credit Agreement (See Note 10) is finalized. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 16.66% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $1,500 during the three months ended March 31, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $30,000, which will be accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Loan fees – The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as loan fees on a pro-rata basis over the life of the debentures.

        As of March 31, 2005 capitalized loan fees related to convertible debentures consisted of the following:

	Loan Fees	Accumulated Amortization	Net Loan Fees
Loan fees, net	$71,500	$8,557	$62,943

Unamortized loan fees related to convertible debentures
Loan fees related to allocation of 10,000,000
shares (See Note 6)	$50,000	$6,230	$43,770
Loan placement fees related to issuance of
6,000,000 shares (See above)	180,000	22,428	157,572

Total unamortized loan fees related to
convertible debentures	$230,000	$28,658	$201,342

For the three months ended March 31, 2005, the Company amortized $3,322 and $11,160 in loan fees and unamortized loan fees related to convertible debentures, respectively.

        Convertible debentures consist of the following as of March 31, 2005:

Seventeen convertible debentures sold through May Davis Group
which will mature in various months during 2009 and 2010	$500,000
Convertible debenture with Globalvest Partners, LLC which
will mature in April 2006	30,000
Discount on convertible debentures (net of accretion totaling
$40,857 recorded as interest expense)	(291,523)

Convertible debentures, net	$238,477

9.     STOCKHOLDERS’ DEFICIT

        During January 2005, the Company issued 500,000 shares of common stock for services totaling $8,500.

        During February 2005, the Company issued 500,000 shares of common stock for services totaling $8,500.

        During March 2005, the Company issued 2,000,000 shares of common stock for services totaling $14,250.

During March 2005, the Company issued 12,500,000 shares of common stock to a stockholder for services totaling $37,501.

10.     EQUITY CREDIT AGREEMENT

During September 2004, the Company entered into a Private Equity Credit Agreement (“Equity Agreement”) with Globalvest Partners, LLC (“Globalvest”) which was brokered by May Davis. The Equity Agreement entitles the Company to draw funds up to $4,500,000 from the issuance of its common stock for an amount equal to the lowest bid price for any three trading days during the ten trading days immediately following the advance notice date. The Equity Agreement expires the later of thirty six months from the date a registration statement on Form SB-2 for registration of common stock under the Equity Agreement is declared effective by the Securities Exchange Commission, or September 2008, subject to certain terms and conditions. Globalvest and May Davis will retain 9% and 7%, respectively, of each advance under the Equity Agreement. Additionally, the Equity Agreement requires the Company to pay Globalvest a commitment fee in the amount of $60,000; $55,000 to be paid by the issuance of common stock and $5,000 cash. The Company issued 3,038,674 shares of common stock during September 2004 for the $55,000 fee. The Company recorded the fees as unamortized loan fees related to equity credit agreement which will be amortized as costs of raising capital over the life of the agreement beginning from the date the Form SB-2 is declared effective, along with $450,000 in additional loan fees as discussed in Note 6.

11.     CONSULTING AGREEMENTS

During July 2004, the Company entered into a Consulting Agreement with a stockholder of the Company whereby, the Company agreed to pay the stockholder $15,000 per month through June 2006.

During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $0.00 (net of amortized expenses totaling $500,000) as of March 31, 2005.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock in August 2004 and recorded prepaid services totaling $33,041 (net of amortized expenses totaling $56,959) as of March 31, 2005.

During March 2005, the Company entered into two separate Consulting Agreements with an individual whereby, the Company agreed to issue 8,000,000 and 60,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of three months and one year, respectively. The Company issued the stock in March 2005 and recorded prepaid services totaling $220,266 (net of amortized expenses totaling $15,734) as of March 31, 2005.

12.     RESTATED FINANCIAL STATEMENTS

The Company has restated its previously reported balance sheet as of March 31, 2004 and related statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2004. This restatement reflects a correction in the Company’s accounting for a certain transaction related to the issuance of 10,000,000 shares of common stock under the March 2004 consulting agreement as discussed in Note 11.

The Company originally expensed the entire value of the shares of common stock totaling $500,000. Under Generally Accepted Accounting Principals, non-forfeitable stock issued for services to be performed in the future should be capitalized in the same manner as if the Company had paid cash for the services. Accordingly, the Company restated the transaction as prepaid services paid in common stock totaling $473,342 (net of amortization of $26,658).

The following table summarizes the changes to the balance sheet and statement of operations related to the restatement of this transaction as prepaid services paid in common stock net of related amortization:

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

	March 31, 2004 As reported	March 31, 2004 Restated
ASSETS
Current assets
Cash	$5,906	$5,906

Total current assets	5,906	5,906
Fixed assets, net	59,385	59,385

Total assets	$65,291	$65,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,910	$10,910
Due to related parties	723,344	723,344
Other liability - related party	95,125	95,125

Total current liabilities	829,379	829,379

Total liabilities	829,379	829,379
Commitments and contingencies	--	--
Stockholders' deficit
Common stock, $0.001 par value; 1,000,000,000 shares
authorized, 416,489,120 shares issued and 415,889,120
Outstanding	415,889	415,889
Additional paid-in capital	1,963,739	1,963,739
Prepaid services paid in common stock	--	(475,342)
Accumulated deficit during the development stage	(3,143,716)	(2,668,374)

Total stockholders' deficit	(764,088)	(764,088)

Total liabilities and stockholders' deficit	$65,291	$65,291

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2004 As reported	Three months Ended March 31, 2004 Restated
Revenue	$1,904	$1,904
Cost of revenue (exclusive of depreciation shown separately
below	6,861	6,861

Gross loss	(4,957)	(4,957)
Operating expenses
Depreciation	7,019	7,019
Consulting and professional fees	811,969	336,627
Other general and administrative expenses	168,875	168,875

Total operating expenses	987,863	512,521

Loss from operations	(992,820)	(517,478)
Other expenses
Loss related to acquisition of NET	(47,000)	(47,000)

Loss before provision for income taxes	(1,039,820)	(564,478)
Provision for income taxes	--	--

Net loss	$(1,039,820)	$(564,478)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares
Outstanding	404,367,142	404,367,142

The Company is required to file an Amendment to its Quarterly Report on Form 10-QSB for the three months ended March 31, 2004.

13.     SUBSEQUENT EVENTS

Note payable – During May 2005, the Company borrowed an additional $40,000 from an individual. The note is unsecured, bearing interest at 8% per annum, and maturing May 2006.

        During May 2005, the Company paid the $33,000 note payable (See Note 7).

Convertible debentures – During April 2005, the Company issued an additional convertible debenture to Globalvest Partners, LLC with the same terms as the $30,000 Glabalvest convertible debenture as discussed in Note 7 totaling $22,000.

Stockholder’s deficit – During April 2005, the Company issued 25,000,000 share of common stock for services totaling $26,000.

During May 2005, the Company granted options to purchase 20,000,000 shares of the Company’s common stock to employees for compensation. The options are fully vested upon grant with an exercise price of $0.004 per share. The options were valued at $13,512 per share. The employees immediately exercised the options whereby the Company received $76,560 and issued the related stock.

Item 2. Management’s Discussion and Analysis or Plan of Operations

General

SkyBridge Wireless, Inc. (“SkyBridge”) is a development stage company that started its business in 2002. SkyBridge intends to continue its network expansion business so that it may commence material sales in the second and third quarter of 2005, as estimated by Management. The Company has limited resources for cash outlay, however the proposed expansion continues through 2005. During the 1st quarter of 2005, the Company continued to engage in activities to raise capital through equity financing. In March, 2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. No assurance exists the Company will successfully raise the capital. If this capital level is not achieved, we will operate with lower capital levels. We believe that approximately $1,000,000 will be sufficient to finance our operations over the next twelve months, and if this capital level is achieved, we will scale back and adjust the size of our operations over the next twelve months to reflect our expected capital levels.

Management expects that sales levels will increase in 2005.  We believe that if we have the proper funding in place and can hire qualified personnel we can achieve this sales increase. The company has recently hired a sale manager to start a marketing program toward the end of second quarter and through out the rest of 2005.

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

The Company’s independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company’s ability to continue as a going concern, in their report for the financial statements for the year ended December 31, 2004. The auditors state the Company’s continuation as an going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company has plans to raise operating capital through a combination of equity and debt financing. Management plans to raise approximately $5,000,000 and believes this amount will be sufficient to finance the continuing development for the foreseeable future. However there is no assurance that the Company will be successful in raising such financing. If this capital level is not achieved, we will operate with lower capital levels. We believe that approximately $1,000,000 will be sufficient to finance our operations over the next twelve months, and if this capital level is achieved, we will scale back and adjust the size of our operations over the next twelve months to reflect our expected capital levels.

Results of operations / Plan of Operations

The results of operations reflected in this discussion include the operations of SkyBridge Wireless, Inc. for the three months ended March 31 2004 and March 31, 2005.

             Revenue

Our revenues for the following periods were derived primarily from the sale of our monthly wireless Internet access services, sales of telecommunications-related hardware and service and installation fees to our commercial customers.  In addition to revenues generated from our customers, occasionally we receive contract work from third parties to perform services such as wireless, network or hardware design services, site surveys and other installation or consulting services for their customers. The contract work produces one-time revenues for us and there is no continued revenue stream after the contract work is completed.  We currently do not have a contract in place that guarantees us future contract work with guaranteed revenues, and there are no assurances that we will be able to obtain any contract work in the future. There was not contract work during the 1st quarter of 2005.

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 30, 2005 the Company had an accumulated deficit of $5,296,363 compared with an accumulated deficit of $2,668,374 as of March 31, 2004.

Revenue from the continuing operations increased by $ 2,004 (105%) from $ 1,904 for the three months ended March 31, 2004 compared to $ 3,908 for the three months ended March 31, 2005. The increase in revenue was primarily due to the increase in customers.

The Company continues its efforts to further develop its products, market development and creation of vender/customer relationships.

            Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue was $19,435 during the three months ended March 31 2005, which is an increase of $12,574 (183%) from $6,861 for the three months ended March 31, 2004. The increase in the cost of revenue was due to an increase in our rent payments arising from the lease of three new tower sites.

             Operating expenses

Total operating expenses decreased by $71,156 (14%) from $512,521 for the three months ended March 31, 2004 to $441,365 for the three months ended March 31, 2005.  During the three months ended March 31, 2005, operating expenses consisted of primarily of $278,088 for consulting and professional fees, $154,431 for general and administrative expenses and $8,846 for depreciation and amortization.  The decrease was primarily attributable to a decrease in consulting and professional services and other general and administrative expense. These general and administrative expenses are expected to increase during the next quarter.

             Other Expenses/Net Loss

Net Loss decreased by $67,487 (12%) from a net loss of $564,478 for the three months ended March 31, 2004 to a net loss of $496,991 for the three months ended March 31, 2005. We attribute a major portion of the Net Loss to consulting and professional fees, namely the booking of the issuance of shares to certain consultants for services to us. Some of the services provided by consultants include public and investor relations services, management services and legal services.

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

Cash increased to $12,875 (118%) during the three months ended March 31, 2005 from $5,906. for the three months ended March 31, 2004. This increase in cash was primarily due to cash received from issuance of convertible debentures.

             Cash provided by financing activities

Financing activities provided cash of $55,000 during the three months ended March 31, 2005 from the issuance of convertible debentures.

We recognize the need for the infusion of additional cash. We have received an additional $22,000 from the issuance of convertible debenture in April 2005. We have an agreement for the sale of additional debentures of up to an aggregate principal of $1,000,000, however, there is no assurance that we will be able to complete the sale of debentures and receive the additional cash infusion. Furthermore we have engaged May Davis Group, an investment banking firm, to assist us in raising an additional capital through debt or equity transactions for the expansion of our business plan. There is no assurance this money will be raised in a timely manner for us to expand. We intend to rely on funds received from the sale of convertible debentures until the Securities and Exchange Commission declares the registration statement effective.  After the effective date of the registration statement, the Company will then rely on its Private Equity Credit Agreement for the remainder of its funding for the foreseeable future.

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

With the additional funding of $22,000 which we have already received and the agreement we have signed for the sale of additional debentures up to an aggregate principal amount of $1,000,000, we believe we have adequate cash to fund the company operations for the foreseeable future. An adverse business development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to considerably curtail our activities or seek to make alliances that could significantly result in dilution to our existing shareholders.

              Going Concern

The Company is in the development stage and incurred a net loss of approximately $497,000 for the three months ended March 31, 2005, with an accumulated loss during the development stage of approximately $5,296,000. The Company’s current liabilities exceed its current assets by approximately $1,266,000 as of March 31, 2005.

These conditions raise substantial doubt about our ability to continue as an going concern. As discussed in our financial statements for the three months ended March 31, 2005, and the report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 there is an explanatory paragraph which states there is a substantial doubt about our ability to continue as a going concern without the infusion of needed capital

             Off Balance Sheet

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

Item. 3 Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-QSB, the Company’s chief executive officer, acting in both capacities as chief executive officer and as principal financial and accounting officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based upon this evaluation, the Company’s chief executive officer, acting in both capacities as chief executive officer and principal financial and accounting officer, has concluded the Company’s disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2005 the company issued 8,000,000 share to May Davis Group for the balance of the year contract that was signed with them in March 12, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2005, no matters were submitted to the Company’s security holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number      Description

     31.2    Certification pursuant to section 302 of the Sarbanes — Oxley Act Of 2002.

     32.2    Certification of Officer pursuant to section 906 of the Sarbanes — Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYBRIDGE WIRELESS, INC.

May 13, 2005

SkyBridge Wireless, Inc.
Registrant

By: /s/ James Wheeler
James Wheeler,
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)
May 13, 2005