Form 10QSB
period 2005-06-30
SKYBRIDGE WIRELESS INC
filed 2005-08-22
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-26755

SKYBRIDGE WIRELESS, INC.
(Exact name of Registrant as Specified in its Charter)

NEVADA	88-0391722
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 Spencer Street, #205 Las Vegas, NV 89119
(Address of Principal Executive Offices) (Zip Code)

(702) 897-8704
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2005, the issuer had 916,589,836 shares of common stock issued and outstanding.

SKYBRIDGE WIRELESS, INC.

FORM 10-QSB

          FOR THE THREE MONTHS ENDED June 30, 2005

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(Unaudited)
ASSETS
Current assets
Cash	$2,588
Accounts receivable	13,453
Total current assets	16,041
Fixed assets, net	37,161
Deposits on equipment	15,808
Loan fees, net	60,754
Total assets	$129,764
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$115,684
Billings on uncompleted contract in excess of costs	3,260
Due to related parties	1,005,574
Notes payable	45,500
Convertible debentures, net of discounts - short-term	20,366
Total current liabilities	1,190,384
Long-term liabilities
Convertible debentures, net of discounts - long-term	253,546
Total liabilities	1,443,930
Minority interest	--
Commitments and contingencies	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 916,589,836 shares issued and 885,989,836 outstanding	885,990
Additional paid-in capital	4,769,792
Unamortized loan fees related to convertible debentures	(189,880)
Unamortized loan fees related to equity credit agreement	--
Prepaid services paid in common stock	(261,182)
Accumulated deficit during the development stage	(6,518,886)
Total stockholders' deficit	(1,314,166)
Total liabilities and stockholders' deficit	$129,764

The accompanying notes are an integral part of these consolidated financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months	Three months	Six months	Six months	December 20, 2002
	ended	ended	ended	ended	(Inception) through
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
		(Restated)		(Restated)
Revenue	$4,857	$9,312	$8,765	$11,216	$73,976
Cost and expenses
Cost of revenue (exclusive of depreciation
shown below)	25,161	10,336	44,596	17,197	125,807
Depreciation	8,758	6,000	17,604	13,019	69,006
Consulting and professional fees	298,681	868,350	576,768	1,204,977	3,819,616
Other general and administrative expenses	183,038	178,724	337,470	347,599	1,629,025
Total operating expenses	515,638	1,063,410	976,438	1,582,792	5,643,454

Loss from operations	(510,781)	(1,054,098)	(967,673)	(1,571,576)	(5,569,478)

Other income (expenses)
Interest expense	(186,186)	(235)	(210,898)	(235)	(252,098)
Amortization of loan fees related to convertible
debentures	(15,651)	(28)	(30,133)	(28)	(52,866)
Loss related to acquisition of NET	--	--	--	(47,000)	(47,000)
Other income (expense)	95	--	(810)	--	1,005
Bad debt related to other receivable	--	--	--	--	(81,000)
Loss related to cancellation of equity credit agreement	(510,000)	--	(510,000)	--	(510,000)
Entertainment Internet acquisition cost	--	--	--	--	(7,449)

Loss before provision for income taxes and
minority interest	(1,222,523)	(1,054,361)	(1,719,514)	(1,618,839)	(6,518,886)

Provision for income taxes	--	--	--	--	--
Minority interest	--	--	--	--	--

Net loss	$(1,222,523)	$(1,054,361)	$(1,719,514)	$(1,618,839)	$(6,518,886)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	732,959,405	404,367,142	655,509,294	404,367,142	448,019,341

The accompanying notes are an integral part of these consolidated financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
				Unamortized	Unamortized		Accumulated
			Additional	Loan Fees	Loan Fees	Prepaid Services	Deficit During	Total
	Common Stock		Paid-In	Related to	Related to Equity	Paid in	Development	Stockholders'
	Shares	Amount	Capital	Debentures	Credit Agreement	Common Stock	Stage	Deficit
Balance at December 31, 2004	483,698,627	$483,699	$3,545,413	$(212,502)	$(510,000)	$(153,863)	$(4,799,372)	$(1,646,625)

Exercise of employee stock options	80,000,000	80,000	113,158	--	--	--	--	193,158

Common stock in satisfaction of due to related parties (including interest of $139,203)	183,791,209	183,791	165,412	--	--	--	--	349,203

Common stock in satisfaction of other liability	10,000,000	10,000	490,000	--	--	--	--	500,000

Prepaid services paid in common stock	108,000,000	108,000	264,000	--	--	(372,000)	--	--

Common stock issued for services	20,500,000	20,500	54,251	--	--	--	--	74,751

Employee stock options	--	--	34,087	--	--	--	--	34,087

Beneficial conversion feature of convertible debentures	--	--	103,471	--	--	--	--	103,471

Current period amortization of loan fees
related to convertible debentures	--	--	--	22,622	--	--	--	22,622

Current period amortization of prepaid services	--	--	--	--	--	264,681	--	264,681

Loss related to cancellation of equity credit agreement	--	--	--	--	510,000	--	--	510,000

Net loss	--	--	--	--	--	--	(1,719,514)	(1,719,514)

Balance June 30, 2005 (Unaudited)	885,989,836	$885,990	$4,769,792	$(189,880)	$--	$(261,182)	$(6,518,886)	$(1,314,166)

The accompanying notes are an integral part of these consolidated financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months	Three months	December 20, 2002
	ended	ended	(Inception) Through
Cash flows from operating activities:	June 30, 2005	June 30, 2004	June 30, 2005
		(Restated)
Net loss	$(1,719,514)	$(1,618,839)	$(6,518,886)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	108,838	949,996	2,404,597
Depreciation	17,604	13,019	69,006
Interest paid in common stock	139,203	--	139,203
Accretion of discount on convertible debentures	50,316	235	76,292
Amortization of loan fees related to convertible
debentures	30,133	28	52,866
Amortization of prepaid services paid in common stock	264,681	149,315	730,818
Loss related to acquisition of NET	--	47,000	47,000
Bad debt related to other receivable	--	--	81,000
Entertainment Internet acquisition costs	--	--	7,449
Loss related to cancellation of equity credit agreement	510,000	--	510,000
Changes in operating assets and liabilities
Change in accounts receivable	(11,118)	(1,030)	(13,453)
Change in accounts payable and accrued liabilities	35,684	(23,234)	115,684
Change in billings on uncompleted contracts in
excess of costs	3,260	--	3,260
Change in loan fees	(6,750)	(10,400)	(73,500)
Net cash used by operating activities	(577,663)	(493,910)	(2,368,664)

Cash flows from investing activities:
Purchase of fixed assets	--	(7,054)	(106,167)
Deposits on equipment	(15,808)	--	(15,808)
Net cash used in investing activities	(15,808)	(7,054)	(121,975)

The accompanying notes are an integral part of these consolidated financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Cash flows from financing activities
Proceeds from issuance of common stock	193,158	--	458,158
Change in due to related parties	211,958	363,551	1,297,238
Change in other liability	--	95,125	--
Advance from notes payable	85,000	--	85,000
Principal payments on notes payable	(39,500)	--	(39,500)
Advance from convertible debentures	127,000	80,000	602,000
Loan fees related to equity line of credit	--	--	(5,000)
Exercise of stock options	--	--	95,125
Cash received through acquisition
of Entertainment Internet	--	--	206
Net cash provided by financing activities	577,616	538,676	2,493,227

Net change in cash	(15,855)	37,712	2,588

Beginning cash balance	18,443	156	--

Ending cash balance	$2,588	$37,868	$2,588

Supplemental disclosure of cash flow:
Cash paid for interest	$216	$--	$216
Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and financing activities
Issuance of 75,000 shares of common stock for
accounts payable	$--	$3,000	$3,000
Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$--	$80,000	$80,000
Issuance of 2,000,000 shares of common stock for
unamortized loan fees related to debentures	$--	$60,000	$60,000
Issuance of 10,000,000 shares of common stock for
prepaid services	$--	$500,000	$500,000
Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$103,471	$--	$103,471
Issuance of 10,000,000 shares of common stock in
satisfaction of other liability	$500,000	$--	$500,000
Issuance of 108,000,000 shares of common stock for
prepaid services	$372,000	$--	$372,000
Issuance of 183,791,209 shares of common stock in
satisfaction of due to related parties (excluding
interest of $139,203)	$210,000	$--	$210,000

The accompanying notes are an integral part of these consolidated financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Description of business - SkyBridge Wireless, Inc. (hereinafter referred to as the “Company”) is a development stage company incorporated on December 20, 2002 under the laws of the state of Nevada. The business purpose of the Company is to develop a wireless network which provides access to the internet.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

During the six months ended June 30, 2005, the Company granted 80,000,000 options to two employees that were immediately exercised by the employees. The fair value under SFAS No. 123 is the same as the value as calculated under APB Opinion No. 25 due to the immediate conversion by employees upon grant of options (See Note 11). The Company granted no options or warrants to employees for compensation for the six months ended June 30, 2005.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $1,720,000 for the six months ended June 30, 2005, with an accumulated loss during the development stage of approximately $6,519,000. The Company’s current liabilities exceed its current assets by approximately $1,174,000 as of June 30, 2005.

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

Management’s plan, in this regard, is to raise financing of approximately $5,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. The Company is also actively seeking potential merger or acquisition opportunities with a business or businesses to stimulate their operations. However, there is no assurance that the Company will be successful in raising such financing or completing a successful merger or acquisition.

4. PRINCIPALS OF CONSOLIDATION AND MINORITY INTEREST

Principals of consolidation - The accompanying consolidated financial statements include the accounts of SkyBridge Wireless and accounts of N-E-T Service Corporation (“NET”). All significant intercompany transactions have been eliminated in consolidation. Currently NET has no operations.

Minority interest - Minority interest on the consolidated balance sheet includes third-party investments in NET that the Company consolidates, but does not wholly-own. The net pre-tax results attributed to minority interest holders in consolidated entities are included in minority interest income (expense) in the consolidated statements of operations.

5. DEPOSITS ON EQUIPMENT

As of June 30, 2005, deposits on equipment represents a non-refundable deposit to purchase phone equipment. The Company is currently seeking additional funding to complete the purchase.

6. BILLINGS ON UNCOMPLETED CONTRACT IN EXCESS OF COSTS

As of June 30, 2005, the Company is in the process of completing the installation of equipment for a customer based on a contract. The Company is accounting for this project using the completed-contract method. As of June 30, 2005, billings on uncompleted contract in excess of costs totaled $3,260.

7. RELATED PARTY TRANSACTIONS

Due to related parties - As of June 30, 2005, due to related parties is comprised of balances totaling $527,194 and $478,380 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

During May 2005, the Company issued 183,791,209 in satisfaction of due to related parties totaling $210,000 (excluding interest of $139,203).

Rent - The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the years ended June 30, 2005 and 2005, rent expense totaled $9,000 and $9,000, respectively.

8. OTHER LIABILITY

During March 2004, the Company entered into an agreement with May Davis Group, Inc. (“May Davis”) whereby May Davis agreed to provide placement services with respect to securities up to $5,000,000. Placement may be made by debentures, restricted stock, registered offerings, including equity lines, or other transactions. The Company agreed to issue 10,000,000 shares of common stock in exchange for these services. From the date of the agreement through the date of this report, May Davis placed $500,000 in convertible debentures and brokered an equity line of credit for up to $4,500,000 as discussed in Notes 10 and 12 below. As of December 31, 2004, the Company had not issued stock in relation to this agreement. Accordingly, the Company recorded an other liability totaling $500,000, reported as $50,000 for unamortized loan fees related to convertible debentures and $450,000 for unamortized loan fees related to the Equity Credit Agreement (See Notes 10 and 12 below for discussion of amortization policy).

During February and March 2005, the Company issued 2,000,000 and 8,000,000 shares of common stock in satisfaction of the entire $500,000 liability.

9. NOTES PAYABLE

As of March 31, 2005, notes payable consists of the following:

Promissory note payable to an individual, unsecured, bearing interest
at 8% per annum, maturing April 2006	$40,000

Promissory note payable to an individual, unsecured, bearing interest at 8% per annum, maturing April 2006	5,500

$45,500

10. CONVERTIBLE DEBENTURES

Convertible debentures - May Davis Group - During April 2004, the Company entered into an agreement with May Davis as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture is unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis for each issued debenture along with certain other fees to be paid to an escrow agent. Additionally, the Company issued 2,000,000 and 4,000,000 shares of common stock during April and November 2004, respectively, to May Davis for unamortized loan fees related to convertible debentures totaling $180,000. The Company recorded cash loan fees totaling $66,750 in relation to the convertible debentures during the year ended December 31, 2004 and an additional $3,250 during the six months ended June 30, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $261,523 (net of accretion totaling $40,857), which is being accreted through the maturity date of each respective convertible debenture. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Convertible debentures - Globalvest Partners, LLC - During March 2005, the Company issued a convertible debenture to Globalvest Partners, LLC as interim financing until the Equity Credit Agreement (See Note 12) is finalized. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 16.66% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $1,500 during the six months ended June 30, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $30,000, which will be accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

During April 2005, the Company issued a second convertible debenture to Globalvest Partners, LLC. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 20.00% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $2,000 during the six months ended March 31, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $22,000, which will be accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

As discussed in Note 12, the Company cancelled the Equity Credit Agreement. Accordingly, the conversion dates will be in April 2006 on both debentures with Globalvest Partners, LLC.

Convertible debenture - Falcon Financial Consulting LLC - During May 2005, the Company issued a convertible debenture to Falcon Financial Consulting, LLC (“Falcon”). The debenture is convertible at the option of Falcon or the Company on or before December 31, 2005 at a conversion price equal to 80% of the closing bid price of the common stock on the date of conversion notice by either party. In addition, the debenture is unsecured and bears interest at 8% per annum. The Company recorded the estimated value of the beneficial conversion feature totaling $50,000, which will be accreted beginning May 20, 2005 through December 31, 2005. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Loan fees - The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as loan fees on a pro-rata basis over the life of the debentures.

As of June 30, 2005 capitalized loan fees related to convertible debentures consisted of the following:

		Accumulated
	Loan Fees	Amortization	Net Loan Fees
Loan fees, net
	$73,500	$12,746	$60,754

Unamortized loan fees related to convertible debentures
Loan fees related to allocation of 10,000,000
shares (See Note 8)	$50,000	$8,722	$41,278
Loan placement fees related to issuance of
6,000,000 shares (See above)	180,000	31,398	148,602

Total unamortized loan fees related to
convertible debentures	$230,000	$28,658	$189,880

For the six months ended June 30, 2005, the Company amortized $7,511 and $22,622 in loan fees and unamortized loan fees related to convertible debentures, respectively.

Convertible debentures consist of the following as of June 30, 2005:

Seventeen convertible debentures sold through May Davis Group
which will mature in various months during 2009 and 2010	$500,000

Convertible debenture with Globalvest Partners, LLC which
will mature in April 2006	52,000

Convertible debenture with Falcon Financial Consulting, LLC
which will mature in December 2005	50,000

Discount on convertible debentures (net of accretion totaling
$40,857 recorded as interest expense)	(328,088)

Convertible debentures, net	273,912

Less amounts due within one year, net of discounts of $81,634	20,366

Convertible debentures, net of discounts of $246,454 - long-term	$253,546

11. STOCKHOLDERS’ DEFICIT

Common stock (See also Notes 7, 8 and 13)

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

During April 2005, the Company issued 5,000,000 shares of common stock for services totaling $6,000.

Employee Stock Incentive Plan for the Year 2005

During April 2005, the Company adopted the Employee Stock Incentive Plan for the Year 2005. The purposes of the plan is to allow designated officers and employees of the Company to receive certain options, to purchase common stock of the Company, and to receive grants of the common stock subject to certain restrictions. All 160,000,000 shares of common stock authorized under this plan have been registered Form S-8 filed with the SEC during April 2005. Terms of the options are determined at the date of grant. During the six months ended June 30, 2005, the Company granted 80,000,000 options that were immediately exercised during the six months ended June 30, 2005, whereby the Company recorded the value of the grants at $34,087 and received cash totaling $193,158.

12. EQUITY CREDIT AGREEMENT

During September 2004, the Company entered into a Private Equity Credit Agreement (“Equity Agreement”) with Globalvest Partners, LLC (“Globalvest”) which was brokered by May Davis. The Equity Agreement entitles the Company to draw funds up to $4,500,000 from the issuance of its common stock for an amount equal to the lowest bid price for any three trading days during the ten trading days immediately following the advance notice date. The Equity Agreement expires the later of thirty six months from the date a registration statement on Form SB-2 for registration of common stock under the Equity Agreement is declared effective by the Securities Exchange Commission, or September 2008, subject to certain terms and conditions. Globalvest and May Davis will retain 9% and 7%, respectively, of each advance under the Equity Agreement. Additionally, the Equity Agreement requires the Company to pay Globalvest a commitment fee in the amount of $60,000; $55,000 to be paid by the issuance of common stock and $5,000 cash. The Company issued 3,038,674 shares of common stock during September 2004 for the $55,000 fee. The Company recorded the fees as unamortized loan fees related to equity credit agreement which was to be amortized as costs of raising capital over the life of the agreement beginning from the date the Form SB-2 is declared effective, along with $450,000 in additional loan fees as discussed in Note 8.

During July 2005, the Company cancelled the Equity Credit Agreement and accordingly expensed the entire $500,000 unamortized loan fees related to equity credit agreement during the six months ended June 30, 2005.

13. CONSULTING AGREEMENTS

During July 2004, the Company entered into a Consulting Agreement with a stockholder of the Company whereby, the Company agreed to pay the stockholder $15,000 per month through June 2006.

During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $0.00 (net of amortized expenses totaling $500,000) as of June 30, 2005.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock in August 2004 and recorded prepaid services totaling $10,603 (net of amortized expenses totaling $79,397) as of June 30, 2005.
During March 2005, the Company entered into two separate Consulting Agreements with an individual whereby, the Company agreed to issue 8,000,000 and 60,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of three months and one year, respectively. The Company issued the stock in March 2005. During April and May 2005, the Company issued an additional 40,000,000 shares of non-forfeitable common stock to the individual due to the recent decline in market value of the stock. The Company recorded the issuances as prepaid services totaling $250,579 (net of amortized expenses totaling $77,421) as of June 30, 2005

14. RESTATED FINANCIAL STATEMENTS

The Company has restated its previously reported condensed balance sheet as of June, 2004 and related condensed statements of operations, stockholders’ deficit and cash flows for the three and six months ended June 30, 2004. This restatement reflects a correction in the Company’s accounting for a certain transaction related to the issuance of 10,000,000 shares of common stock under the March 2004 consulting agreement as discussed in Note 7.

The Company originally expensed the entire value of the shares of common stock totaling $500,000. Under generally accepted accounting principals of the United States (“GAAP”), non-forfeitable stock issued for services to be performed in the future should be capitalized in the same manner as if the Company had paid cash for the services. Accordingly, the Company restated the transaction as prepaid services paid in common stock totaling $350,685 (net of amortization of $149,315).

The restatement also reflects a correction in the Company’s accounting for the beneficial conversion feature related to the convertible debentures as discussed in Note 4.

The Company originally expensed the entire value of the beneficial conversion feature at the date of the issuance of the respective convertible debenture totaling $95,873. Under GAAP of the United States, the beneficial conversion features of convertible instruments should be recorded as a discount to the related convertible instruments and accreted from the date of issuance to the stated redemption date of the convertible instrument. Additionally, the Company discovered the valued of the beneficial conversion feature to be incorrectly valued. The correct value of the conversion feature totaled $80,000.

Additionally, the Company corrected the calculation of amortization of loan fees related to convertible debentures related to the 2,000,000 shares issued to May Davis as discussed in Note 4. The corrected calculation properly reflects amortization using a pro-rata basis over the life of the debentures.

The following schedule reconciles net loss for the three and six months ended June 30, 2004, and for the period from December 20, 2002 (Inception) through June 30, 2004, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of the error described above.

	Three months	Six months	December 20, 2002
	ended	ended	(Inception) through
	June 30, 2004	June 30, 2004	June 30, 2004
Net loss, as previously reported	$(1,034,915)	$(2,074,734)	$(4,178,630)
Miscellaneous rounding difference	1	--	--
Previous expense of stock issued for
services	--	500,000	500,000
Current amortization of prepaid services	(124,657)	(149,315)	(149,315)
Previous expense of beneficial conversion
feature	95,873	95,873	95,873
Current accretion of discount on convertible
debentures	(235)	(235)	(235
Corrected calculation of amortization of loan
fees related to convertible debentures	9,572	9,572	9,572
Total net adjustments	(19,446)	455,895	455,895
Net loss, as restated	$(1,054,361)	$(1,618,839)	$(3,722,735)

Basic and diluted loss per share, as previously
reported	$(0.01)	$(0.01)	$(0.02)
Effect of adjustments	(0.00)	0.00	0.01
Basic and diluted loss per shares, as restated	$(0.01)	$(0.01)	$(0.01)

As a result of correcting the errors, the Company financial results have been adjusted as follows:

	2004 as Previously		2004 as
	Reported	Restatement	Restated
Balance Sheet
Convertible debentures, net of discounts	$80,000	$(79,765)	$235
Total liabilities	1,101,212	(79,765)	1,021,447
Unamortized loan fees related to convertible
debentures	(50,400)	(9,572)	(59,972)
Prepaid services paid in common stock	--	(350,685)	(350,685)
Accumulated deficit during the development
stage	(4,178,630)	446,323	(3,732,307)

Condensed Statements of Operations - Three
months ended June 30, 2004
Revenue (miscellaneous rounding difference)	9,311	1	9,312
Consulting and professional fees	(743,693)	(124,657)	(868,350)
Interest expense	(95,873)	95,638	(235)
Amortization of loan fees related to convertible
debentures	(9,600)	9,572	(28)
Net loss	(1,034,915)	(19,446)	(1,054,361)
Basic and diluted loss per common share	(0.01)	(0.00)	(0.01)

Condensed Statements of Operations - Six
months ended June 30, 2004
Consulting and professional fees	(1,555,662)	350,685	(1,204,977)
Interest expense	(95,873)	95,638	(235)
Amortization of loan fees related to convertible
debentures	(9,600)	9,572	(28)
Net loss	(2,074,734)	455,895	(1,618,839)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

Condensed Statements of Operations - December
20, 2002 (Inception) through June 30, 2004
Consulting and professional fees	(2,938,788)	350,685	(2,588,103)
Interest expense	(95,873)	95,638	(235)
Amortization of loan fees related to convertible
debentures	(9,600)	9,572	(28)
Net loss	(4,178,630)	455,895	(3,722,735)
Basic and diluted loss per common share	(0.02)	0.01	(0.01)

The resulting adjustments were all non-cash and had no impact on the Company’s total cash flows, cash position, or revenue (with the exception of the $1 rounding difference to revenue).

Item 2. Management’s Discussion and Analysis or Plan of Operations

General
SkyBridge Wireless, Inc. (“The Company”) is a development stage company that commenced operations in 2002. Despite our marketing efforts, we have been unable to gain sufficient customers to generate revenue. SkyBridge has been unable to secure adequate funding for the expansion and the company is now actively seeking potential for merger or acquisition opportunities with a business to businesses to stimulate their operations. The Company had limited cash resources during the 2nd quarter of 2005; the Company continued to engage in activities to raise capital through equity financing. In March,2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. However, there is no assurance that the Company will be successful in raising such financing or completing a successful merger or acquisition. Because of the lack of operating funds we will scale back and adjust the size of our operation.

Management expects that sales levels will not increase in 2005 unless it can generate additional funding.  We believe that if we had the proper funding in place we could hire qualified personnel to restart sales activity. The company has recently laid off all of its employee so that it can restructure itself for a merger or acquisition.

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

The Company expects that its operating expenses will decrease significantly until it finds a suitable merger or acquisition partner. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

The Company’s independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company’s ability to continue as a going concern, in their report for the financial statements for the year ended December 31, 2004. The auditors state the Company’s continuation as an going concern is dependent upon its ability to obtain additional financing.
Without additional capital, it is unlikely that the Company will continue as a going concern. The Company has revised its plans to raise operating capital through a combination of equity and debt financing and is now looking for a company with substantial revenue who is willing to merge with the Company. Once a merger or acquisition is complete we plan to raise additional funding to support operations and fund expansion possibilities.

Results of operations / Plan of Operations

The results of operations reflected in this discussion include the operations of SkyBridge Wireless, Inc. for the three months ended June 30, 2004 and June 30, 2005.
Revenue

Our revenues for the following periods were derived primarily from the sale of our monthly wireless Internet access services, sales of telecommunications-related hardware and service and installation fees to our commercial customers.  In addition to revenues generated from our customers, occasionally we receive contract work from third parties to perform services such as wireless, network or hardware design services, site surveys and other installation or consulting services for their customers. The contract work produces one-time revenues for us and there is no continued revenue stream after the contract work is completed.  We currently do not have a contract in place that guarantees us future contract work with guaranteed revenues, and there are no assurances that we will be able to obtain any contract work in the future. The company received 3 contracts for wireless service installations that are one time payments. Two contracts were complete in the second quarter of 2005 which generated $2586.02, the 3rd contract was started in the second quarter but was completed in July and the revenue will be book into the 3rd quarter which will be $ 26,225.55.

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2005 the Company had an accumulated deficit of approximately $6,519,000 compared with an accumulated deficit of $3,723,000 as of June 30, 2004.

Revenue from the continuing operations decreased by $4455 (52.1%) from $ 9312 for the three months ended June 30, 2004 compared to $ 4857 for the three months ended June 30, 2005. The decrease in revenue was primarily due to the decrease in customers.
Revenue from the continuing operations decreased by $ 2,451 (22%) from $11,216 for the six months ended June 30, 2004 to $ 8,765 for the six months ended June 30, 2005. The decrease in revenue was primarily due to the lack of contract work from third party customers and decrease in customer.

The Company continues its efforts to further develop its products, market development and creation of vender/customer relationships.
Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue was $25,161 during the three months ended June 30 2005, which is an increase of $14,825 (143.4%) from $10,336 for the three months ended June 30, 2004. The increase in the cost of revenue was due to an increase in our rent payments arising from the lease of three new tower sites and increase in cost for marketing and sales in the second quarter.
Total cost of revenue was $44,596 during the six months ended June 30 2005, which is an increase of $27,399 (159%) from $17,197 for the six months ended June 30, 2004. The increase in the cost of revenue was due to an increase in our rent payments arising from the lease of three new tower sites and increase in cost for marketing and sales in the second quarter.

Operating expenses

Total operating expenses decreased by $547,772 (51.5%) from $1,063,410 for the three months ended June 30, 2004 to $515,638 for the three months ended June 30, 2005.  During the three months ended June 30, 2005, operating expenses excluding cost of revenue consisted of primarily of $298,681 for consulting and professional fees, $183,038 for general and administrative expenses and $8758 for depreciation and amortization.  The decrease was primarily attributable to a decrease in consulting and professional services and other general and administrative expense. These general and administrative expenses are expected to decrease during the next quarter.

Total operating expenses decreased by $606,354 (38%) from $1,582,792 for the six months ended June 30, 2004 to $976,438 for the six months ended June 30, 2005. The decrease was primarily attributable to a decrease in consulting and professional services and other general and administrative expense. These general and administrative expenses are expected to decrease during the next quarter.

Other Expenses/Net Loss

Net Loss increased by $168,162 (15.9%) from a net loss of $1,054,361 for the three months ended June 30, 2004 to a net loss of $1,222,523 for the three months ended June 30, 2005. We attribute a major portion of the Net Loss to consulting and professional fees, namely the booking of the issuance of shares to certain consultants for services to us. Some of the services provided by consultants include public and investor relations services, management services and legal services.

Net Loss increased by $100,675 (6.2%) from a net loss of $1,618,839 for the six months ended June 30, 2004 to a net loss of $1,719,514 for the six months ended June 30, 2005. The Company attributes a major portion of the Net Loss to other expenses, namely the booking of the issuance of Company shares to certain consultants for valuable services to the Company.

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

Cash decreased to $2,588 (94%) during the three months ended June 30, 2005 from $37,712. for the three months ended June 30, 2004. This decrease in cash was primarily due to the lack of any additional convertible debentures being received.

Cash provided by financing activities

Convertible debentures - Globalvest Partners, LLC - During March 2005, the Company issued a convertible debenture to Globalvest Partners, LLC as interim financing until the Equity Credit Agreement (See Note 12) is finalized. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 16.66% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $1,500 during the six months ended June 30, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $30,000, which will be accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

During April 2005, the Company issued a second convertible debenture to Globalvest Partners, LLC. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 20.00% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $2,000 during the six months ended March 31, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $22,000, which will be accredited beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

As discussed in Note 12, the Company cancelled the Equity Credit Agreement. Accordingly, the conversion dates will be in April 2006 on both debentures with Globalvest Partners, LLC.

Convertible debenture - Falcon Financial Consulting LLC - During May 2005, the Company issued a convertible debenture to Falcon Financial Consulting, LLC (“Falcon”). The debenture is convertible at the option of Falcon or the Company on or before December 31, 2005 at a conversion price equal to 80% of the closing bid price of the common stock on the date of conversion notice by either party. In addition, the debenture is unsecured and bears interest at 8% per annum. The Company recorded the estimated value of the beneficial conversion feature totaling $50,000, which will be accreted beginning May 20, 2005 through December 31, 2005. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Going Concern

The Company is in the development stage and incurred a net loss of approximately $1,223,000 for the three months ended June 30, 2005, with an accumulated loss during the development stage of approximately $6,519,000. The Company’s current liabilities exceed its current assets by approximately $1,174,000 as of June 30, 2005.

These conditions raise substantial doubt about our ability to continue as an going concern. As discussed in our financial statements for the three months ended June 30, 2005, and the report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 there is an explanatory paragraph which states there is a substantial doubt about our ability to continue as a going concern without the infusion of needed capital

Off Balance Sheet

We have not entered into any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources and would be considered material to investors.

Forward-Looking Statements/Certain Limitations

The foregoing contains “forward looking statements,” including statements regarding, among other items, our business strategies, continued growth in our markets, projections, and anticipated trends in our business and the industry in which it operates. The words “believe,”“expect,”“anticipate,”“intends,”“forecast,”“project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control.

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

Item. 3 Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer, acting in both capacities as chief executive officer and as principal financial and accounting officer, has carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

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

CHANGES IN INTERNAL CONTROLS

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During May 2005, the Company issued 183,791,209 in satisfaction of due to related parties totaling $210,000 (excluding interest of $139,203).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the three months ended June 30, 2005, no matters were submitted to the Company’s security holders.

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

August 22, 2005

SkyBridge Wireless, Inc.
——————————————
Registrant

By: /s/ James Wheeler
——————————————
James Wheeler,
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)
August 22, 2005