Form 10QSB
period 2005-09-30
SKYBRIDGE WIRELESS INC
filed 2005-11-14
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30,2005

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-26755

SKYBRIDGE WIRELESS, INC.
(Exact name of Registrant as Specified in its Charter)

NEVADA	88-0391722
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 Spencer Street, #205 Las Vegas, NV 89119
(Address of Principal Executive Offices) (Zip Code)

(702) 897-8704
(Registrant’s telephone number, including area code)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No o

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No (X)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

As of November 1, 2005, the Issuer had 916,589,836 shares of common stock issued and 895,989,836 outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No (X)

SKYBRIDGE WIRELESS, INC.
FORM 10-QSB
FOR THE THREE MONTHS ENDED September 30, 2005

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS
Current assets
Cash	$216
Accounts receivable	1,427

Total current assets	1,643

Fixed assets, net	28,241

Loan fees, net	56,402

Total assets	$86,286

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$172,993
Due to related parties	1,093,451
Notes payable	45,500
Convertible debentures, net of discounts - short-term	53,917
Total current liabilities	1,365,861

Long-term liabilities
Convertible debentures, net of discounts - long-term	268,781

Total liabilities	1,634,642

Minority interest	--

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 916,589,836 shares issued and 895,989,836 outstanding	895,990
Additional paid-in capital	4,767,741
Unamortized loan fees related to convertible debentures	(178,292)
Unamortized loan fees related to equity credit agreement	--
Prepaid services paid in common stock	(163,586)
Accumulated deficit during the development stage	(6,870,209)

Total stockholders' deficit	(1,548,356)

Total liabilities and stockholders' deficit	$86,286

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					December 20, 2002
	Three months ended	Three months ended	Nine months ended	Nine months ended	(Inception) through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

		(Restated)		(Restated)
Revenue	$28,867	$4,923	$37,631	$16,139	$102,842

Cost and expenses
Cost of revenue (exclusive of depreciation
shown below)	58,410	9,426	103,006	26,623	184,217
Depreciation	8,920	6,616	26,524	19,635	77,926
Consulting and professional fees	169,080	322,255	745,848	1,527,232	3,988,696
Other general and administrative expenses	65,508	187,652	402,979	535,251	1,694,534

Total operating expenses	301,918	525,949	1,278,357	2,108,741	5,945,373

Loss from operations	(273,051)	(521,026)	(1,240,726)	(2,092,602)	(5,842,531)

Other income (expenses)
Interest expense	(62,720)	(17,325)	(273,618)	(17,560)	(314,818)
Amortization of loan fees related to convertible
debentures	(15,940)	(3,857)	(46,073)	(3,885)	(68,806)
Loss related to acquisition of NET	--	--	--	(47,000)	(47,000)
Other income (expense)	390	--	(420)	--	1,395
Bad debt related to other receivable	--	--	--	--	(81,000)
Loss related to cancellation of equity credit agreement	--	--	(510,000)	--	(510,000)
Entertainment Internet acquisition cost	--	--	--	--	(7,449)

Loss before provision for income taxes and
minority interest	(351,321)	(542,208)	(2,070,837)	(2,161,047)	(6,870,209)

Provision for income taxes	--	--	--	--	--
Minority interest	--	--	--	--	--

Net loss	$(351,321)	$(542,208)	$(2,070,837)	$(2,161,047)	$(6,870,209)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	895,555,053	462,227,758	889,213,279	433,168,882	488,544,228

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Unamortized		Accumulated
			Additional	Unamortized Loan Fees	Loan Fees Related to	Prepaid Services	Deficit During	Total
	Common Stock		Paid-In	Related to	Equity	Paid in	Development	Stockholders'

	Shares	Amount	Capital	Debentures	Credit Agreement	Common Stock	Stage	Deficit

Balance at December 31, 2004	483,698,627	$483,699	$3,545,413	$(212,502)	$(510,000)	$(153,863)	$(4,799,372)	$(1,646,625)

Exercise of employee stock options	90,000,000	90,000	109,915	--	--	--	--	199,915

Common stock in satisfaction of due to related
related parties (including interest of $139,203)	183,791,209	183,791	165,412	--	--	--	--	349,203

Common stock in satisfaction of other liability	10,000,000	10,000	490,000	--	--	--	--	500,000

Prepaid services paid in common stock	108,000,000	108,000	264,000	--	--	(372,000)	--	--

Common stock issued for services	20,500,000	20,500	54,251	--	--	--	--	74,751

Employee stock options	--	--	35,279	--	--	--	--	35,279

Beneficial conversion feature of convertible
debentures	--	--	103,471	--	--	--	--	103,471

Current period amortization of loan fees
related to convertible debentures	--	--	--	34,210	--	--	--	34,210

Current period amortization of prepaid services	--	--	--	--	--	362,277	--	362,277

Loss related to cancellation of equity credit
agreement	--	--	--	--	510,000	--	--	510,000

Net loss	--	--	--	--	--	--	(2,070,837)	(2,070,837)

Balance September 30, 2005 (Unaudited)	895,989,836	$895,990	$4,767,741	$(178,292)	$--	$(163,586)	$(6,870,209)	$(1,548,356)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months	December 20, 2002
	ended	ended	(Inception) Through
Cash flows from operating activities:	September 30, 2005	September 30, 2004	September 30, 2005

		(Restated)
Net loss	$(2,070,837)	$(2,161,047)	$(6,870,209)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	110,030	951,996	2,405,789
Depreciation	26,524	19,635	77,926
Interest paid in common stock	139,203	--	139,203
Accretion of discount on convertible debentures	99,102	11,390	125,078
Amortization of loan fees related to convertible
debentures	46,073	3,885	68,806
Amortization of prepaid services paid in common stock	362,277	317,424	828,414
Loss related to acquisition of NET	--	47,000	47,000
Bad debt related to other receivable	--	--	81,000
Entertainment Internet acquisition costs	--	--	7,449
Loss related to cancellation of equity credit agreement	510,000	--	510,000
Changes in operating assets and liabilities
Change in accounts receivable	908	(1,129)	(1,427)
Change in accounts payable and accrued liabilities	92,993	(20,683)	172,993
Change in billings on uncompleted contracts in
Change in loan fees	(6,750)	(53,300)	(73,500)

Net cash used by operating activities	(690,477)	(884,829)	(2,481,478)

Cash flows from investing activities:
Purchase of fixed assets	--	(21,831)	(106,167)

Net cash used in investing activities	--	(21,831)	(106,167)

Cash flows from financing activities
Proceeds from issuance of common stock	199,915	--	464,915
Change in due to related parties	299,835	455,785	1,385,115
Change in other liability	--	95,125	--
Advance from notes payable	85,000	--	85,000
Principal payments on notes payable	(39,500)	--	(39,500)
Advance from convertible debentures	127,000	410,000	602,000
Loan fees related to equity line of credit	--	(5,000)	(5,000)
Exercise of stock options	--	--	95,125
Cash received through acquisition
of Entertainment Internet	--	--	206

Net cash provided by financing activities	672,250	955,910	2,587,861

Net change in cash	(18,227)	49,250	216

Beginning cash balance	18,443	156	--

Ending cash balance	$216	$49,406	$216

Supplemental disclosure of cash flow:
Cash paid for interest	$216	$--	$216

Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and financing activities
Issuance of 75,000 shares of common stock for
accounts payable	$--	$3,000	$3,000

Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$--	$271,572	$271,572

Issuance of 2,000,000 shares of common stock for
unamortized loan placement fees	$--	$60,000	$60,000

Issuance of 3,038,674 shares of common stock for
unamortized loan fees related to equity credit
agreement, (excluding $5,000 paid in cash)	$--	$55,000	$55,000

Issuance of 16,000,000 shares of common stock for
prepaid services	$--	$620,000	$620,000

Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$103,471	$--	$103,471

Issuance of 10,000,000 shares of common stock in
satisfaction of other liability	$500,000	$--	$500,000

Issuance of 108,000,000 shares of common stock for
prepaid services	$372,000	$--	$372,000

Issuance of 183,791,209 shares of common stock in
satisfaction of due to related parties (excluding
interest of $139,203)	$210,000	$--	$210,000

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

During the nine months ended September 30, 2005, the Company granted 90,000,000 options to two employees that were immediately exercised by the employees. The fair value under SFAS No. 123 is the same as the value as calculated under APB Opinion No. 25 due to the immediate conversion by employees upon grant of options (See Note 11).

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $2,071,000 for the nine months ended September 30, 2005, with an accumulated loss during the development stage of approximately $6,870,000. The Company’s current liabilities exceed its current assets by approximately $1,364,000 as of September 30, 2005.

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

5. RELATED PARTY TRANSACTIONS

Due to related parties - As of September 30, 2005, due to related parties is comprised of balances totaling $499,591 and $593,860 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

During May 2005, the Company issued 183,791,209 in satisfaction of due to related parties totaling $210,000 (excluding interest of $139,203).

Rent - The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the nine months ended September 30, 2005 and 2005, rent expense totaled $13,500 and $13,500, respectively.

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

7. NOTES PAYABLE

As of September 30, 2005, notes payable consists of the following:

Promissory note payable to an individual, unsecured, bearing interest
at 8% per annum, maturing April 2006	$40,000

Promissory note payable to an individual, unsecured, bearing interest
at 8% per annum, maturing April 2006	5,500

$45,500

8. CONVERTIBLE DEBENTURES

Convertible debentures - May Davis Group - During April 2004, the Company entered into an agreement with May Davis as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture is unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis for each issued debenture along with certain other fees to be paid to an escrow agent. Additionally, the Company issued 2,000,000 and 4,000,000 shares of common stock during April and November 2004, respectively, to May Davis for unamortized loan fees related to convertible debentures totaling $180,000. The Company recorded cash loan fees totaling $66,750 in relation to the convertible debentures during the year ended December 31, 2004 and an additional $3,250 during the nine months ended September 30, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $231,219 (net of accretion totaling $45,185), which is being accreted through the maturity date of each respective convertible debenture. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Convertible debentures - Globalvest Partners, LLC - During March 2005, the Company issued a convertible debenture to Globalvest Partners, LLC as interim financing until the Equity Credit Agreement (See Note 12) is finalized. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 16.66% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $1,500 during the nine months ended September 30, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $15,945 (net of accretion totaling $14,055), which is being accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

During April 2005, the Company issued a second convertible debenture to Globalvest Partners, LLC. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 20.00% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $2,000 during the nine months ended March 31, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $11,693 (net of accretion totaling $10,307), which is being accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

As discussed in Note 12, the Company cancelled the Equity Credit Agreement. Accordingly, the conversion dates will be in April 2006 on both debentures with Globalvest Partners, LLC.

Convertible debenture - Falcon Financial Consulting LLC - During May 2005, the Company issued a convertible debenture to Falcon Financial Consulting, LLC (“Falcon”). The debenture is convertible at the option of Falcon or the Company on or before December 31, 2005 at a conversion price equal to 80% of the closing bid price of the common stock on the date of conversion notice by either party. In addition, the debenture is unsecured and bears interest at 8% per annum. The Company recorded the estimated value of the beneficial conversion feature totaling $20,445 (net of accretion totaling $29,555), which is being accreted beginning May 20, 2005 through December 31, 2005. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Loan fees - The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as loan fees on a pro-rata basis over the life of the debentures.

As of September 30, 2005 capitalized loan fees related to convertible debentures consisted of the following:

Accumulated
	Loan Fees	Amortization	Net Loan Fees

Loan fees, net	$ 73,500	$ 17,098	$ 56,402

Unamortized loan fees related to convertible debentures
Loan fees related to allocation of 10,000,000
shares (See Note 6)	$ 50,000	$ 11,241	$ 38,759

Loan placement fees related to issuance of
6,000,000 shares (See above)	180,000	40,467	139,533

Total unamortized loan fees related to convertible debentures	$ 230,000	$ 51,708	$ 178,292

For the nine months ended September 30, 2005, the Company amortized $11,863 and $34,210 in loan fees and unamortized loan fees related to convertible debentures, respectively.

Convertible debentures consist of the following as of September 30, 2005:
Seventeen convertible debentures sold through May Davis Group
which will mature in various months during 2009 and 2010	$ 500,000

Convertible debenture with Globalvest Partners, LLC which
will mature in April 2006	52,000

Convertible debenture with Falcon Financial Consulting, LLC
which will mature in December 2005	50,000

Discount on convertible debentures (net of accretion totaling
$40,857 recorded as interest expense)	(279,302)

Convertible debentures, net	322,698

Less amounts due within one year, net of discounts of $48,083	53,917

Convertible debentures, net of discounts of $231,219 - long-term	$ 268,781

9. STOCKHOLDERS’ DEFICIT

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

Employee Stock Incentive Plan for the Year 2005

During April 2005, the Company adopted the Employee Stock Incentive Plan for the Year 2005. The purposes of the plan is to allow designated officers and employees of the Company to receive certain options, to purchase common stock of the Company, and to receive grants of the common stock subject to certain restrictions. All 160,000,000 shares of common stock authorized under this plan have been registered Form S-8 filed with the SEC during April 2005. Terms of the options are determined at the date of grant. During the nine months ended September 30, 2005, the Company granted 90,000,000 options that were immediately exercised during the nine months ended September 30, 2005, whereby the Company recorded the value of the grants at $35,279 and received cash totaling $199,915.

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

During July 2005, the Company cancelled the Equity Credit Agreement and accordingly expensed the entire $500,000 unamortized loan fees related to equity credit agreement during the nine months ended September 30, 2005.

11. CONSULTING AGREEMENTS

During July 2004, the Company entered into a Consulting Agreement with a stockholder of the Company whereby, the Company agreed to pay the stockholder $15,000 per month through June 2006.

During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $0.00 (net of amortized expenses totaling $500,000) as of September 30, 2005.

During July 2004, the Company entered into a Consulting Agreement with an individual whereby, the Company agreed to issue stock valued at $100,000 shares of common stock in exchange for corporate consulting services over the term of 6 months. The Company issued 1,000,000 shares of non-forfeitable common stock totaling $30,000 in July 2004. During October 2004, the Company and the individual terminated the agreement whereby the Company expensed the remaining prepaid services for the nine months ended September 30, 2004.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock in August 2004 and recorded prepaid services totaling $0.00 (net of amortized expenses totaling $90,000) as of September 30, 2005.

During March 2005, the Company entered into two separate Consulting Agreements with an individual whereby, the Company agreed to issue 8,000,000 and 60,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of three months and one year, respectively. The Company issued the stock in March 2005. During April and May 2005, the Company issued an additional 40,000,000 shares of non-forfeitable common stock to the individual due to the recent decline in market value of the stock. The Company recorded the issuances as prepaid services totaling $163,586 (net of amortized expenses totaling $208,414) as of September 30, 2005

12. RESTATED FINANCIAL STATEMENTS

The Company has restated its previously reported condensed balance sheet as of September 30, 2004 and related condensed statements of operations, stockholders’ deficit and cash flows for the three and nine months ended September 30, 2004. This restatement reflects a correction in the Company’s accounting for certain transactions related to the issuance of 16,000,000 shares of common stock under the March 2004, July 2004 and August 2004 consulting agreement as discussed in Note 11.

The Company originally expensed the entire value of the shares of common stock totaling $620,000. Under generally accepted accounting principals of the United States (“GAAP”), non-forfeitable stock issued for services to be performed in the future should be capitalized in the same manner as if the Company had paid cash for the services. Accordingly, the Company restated the transaction as prepaid services paid in common stock totaling $302,576 (net of amortization of $317,424).

The restatement also reflects a correction in the Company’s accounting for the beneficial conversion feature related to the convertible debentures as discussed in Note 8.

The Company originally expensed the entire value of the beneficial conversion feature at the date of the issuance of the respective convertible debenture totaling $271,572. Under GAAP of the United States, the beneficial conversion features of convertible instruments should be recorded as a discount to the related convertible instruments and accreted from the date of issuance to the stated redemption date of the convertible instrument.

Additionally, the Company corrected the calculation of amortization of loan fees related to convertible debentures related to the 2,000,000 shares issued to May Davis as discussed in Note 8. The corrected calculation properly reflects amortization using a pro-rata basis over the life of the debentures.

The following schedule reconciles net loss for the three and nine months ended September 30, 2004, and for the period from December 20, 2002 (Inception) through September 30, 2004, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of the error described above.

	Three months	Nine months	December 20, 2002
	ended	ended	(Inception) through
	September 30, 2004	September 30, 2004	September 30, 2004

Net loss, as previously reported	$ (696,421)	$(2,771,155)	$ (4,875,051)

Previous expense of stock issued for services	120,000	620,000	620,000
Current amortization of prepaid services	(168,109)	(317,424)	(317,424)

Previous expense of beneficial conversion feature	175,699	271,572	271,572

Current accretion of discount on convertible debentures	(11,155)	(11,390)	(11,390)
Corrected calculation of amortization of loan
fees related to convertible debentures	37,778	47,350	47,350

Total net adjustments	154,213	610,108	610,108

Net loss, as restated	$ (542,208)	$ (2,161,047)	$ (4,264,943)

Basic and diluted loss per share, as previously reported	$ (0.01)	$ (0.01)	$ (0.01)
Effect of adjustments	0.00	0.00	0.00

Basic and diluted loss per shares, as restated	$ (0.01)	$ (0.01)	$ (0.01)

As a result of correcting the errors, the Company financial results have been adjusted as follows:

	2004 as
	Previously		2004 as
	Reported	Restatement	Restated

Balance Sheet

Convertible debentures, net of discounts	$ 410,000	$ (260,182)	$ 149,818
Total liabilities	1,525,997	(260,182)	1,265,815

Unamortized loan fees related to convertible debentures	(10,800)	(47,350)	(58,150)
Prepaid services paid in common stock	--	(302,576)	(302,576)

Accumulated deficit during the development stage	(4,875,051)	610,108	(4,264,943)

Condensed Statements of Operations - Three
months ended September 30, 2004
Consulting and professional fees	(274,146)	(48,109)	(322,255)
Interest expense	(181,869)	164,544	(17,325)
Amortization of loan fees related to convertible
debentures	(41,635)	37,778	(3,857)
Net loss	(1,034,915)	154,213	(1,054,361)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

Condensed Statements of Operations - Nine
months ended September 30, 2004
Consulting and professional fees	(1,829,808)	302,576	(1,527,232)
Interest expense	(277,742)	260,182	(17,560)
Amortization of loan fees related to convertible
debentures	(51,235)	47,350	(3,885)
Net loss	(2,771,155)	610,108	(2,161,047)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

Condensed Statements of Operations - December
20, 2002 (Inception) through September 30, 2004
Consulting and professional fees	(3,212,934)	302,576	(2,910,358)
Interest expense	(277,742)	260,182	(17,560)
Amortization of loan fees related to convertible
debentures	(51,235)	47,350	(3,885)
Net loss	(4,875,051)	610,108	(4,264,943)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

The resulting adjustments were all non-cash and had no impact on the Company’s total cash flows, cash position, or revenue.

Item 2. Management’s Discussion and Analysis or Plan of Operations

General

SkyBridge Wireless, Inc. (“The Company”) is a development stage company that commenced operations in 2002. Despite our marketing efforts, we have been unable to gain sufficient customers to generate revenue. SkyBridge has been unable to secure adequate funding for the expansion and the company is now actively seeking potential for merger or acquisition opportunities with a business to businesses to stimulate their operations. The Company had limited cash resources during the 3rd quarter of 2005; the Company continued to engage in activities to raise capital through equity financing. In March,2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. During 2004 and early 2005 May Davis was only able to raise $500,000. The contract with May Davis has expired and the Company does not expect to receive any addition funding from the May Davis Group at this time. The Company will continue to look for other funding sources but there is no assurance that the Company will be successful in raising additional financing or completing a successful merger or acquisition. Because of the lack of operating funds the Company has scaled back and adjusted the size of its operation.

The Company is currently working with the majority of the debenture holders to restructure their debentures for the benefit of the company and the debenture holders as the company currently has limited resources to complete its SB-2 filings.

Management expects that sales levels will not increase in 2005 unless it can generate additional funding.  We believe that if we had the proper funding in place we could hire qualified personnel to restart sales activity. In July 2005 the Company laid off its entire staff so that it can restructure itself for a merger or acquisition.

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

The Company expects that its operating expenses will maintain at its current level until it finds a suitable merger or acquisition partner. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

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

Results of operations / Plan of Operations

The results of operations reflected in this discussion include the operations of SkyBridge Wireless, Inc. for the three months ended September 30, 2004 and September 30, 2005.

Revenue

Our revenues for the following periods were derived primarily from the sale of our monthly wireless Internet access services, sales of telecommunications-related hardware and service and installation fees to our commercial customers.  In addition to revenues generated from our customers, occasionally we receive contract work from third parties to perform services such as wireless, network or hardware design services, site surveys and other installation or consulting services for their customers. The contract work produces one-time revenues for us and there is no continued revenue stream after the contract work is completed.  We currently do not have a contract in place that guarantees us future contract work with guaranteed revenues, and there are no assurances that we will be able to obtain any contract work in the future. The company received 3 contracts for wireless service installations that are one time payments. Two contracts were complete in the second quarter of 2005 which generated $2586.02, the 3rd contract was started in the second quarter but was completed in July 2005 and the revenue was booked into the 3rd quarter which was $ 26,225.55.

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2005 the Company had an accumulated deficit of approximately $6,870,000 compared with an accumulated deficit of $4,875,051 as of September 30, 2004.

Revenue from the continuing operations increase by $23,944 (486.4%) from $ 4923 for the three months ended September 30, 2004 compared to $ 28,867 for the three months ended September 30, 2005. The increase in revenue was primarily due to a one time contract agreement completed in the 3rd quarter.

Revenue from the continuing operations increased by $ 21,492 (133.2%) from $16,139 for the nine months ended September 30, 2004 to $ 37,631 for the nine months ended September 30, 2005. The increase in revenue was primarily due to a one time contract agreement completed in the 3rd quarter.

The Company continues its efforts to further develop its products, market development and creation of vender/customer relationships.

Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue was $58,410 during the three months ended September 30 2005, which is an increase of $48,984 (519.6%) from $9,426 for the three months ended September 30, 2004. The increase in the cost of revenue was due to an increase in equipment purchased for a one time contract agreement.

Total cost of revenue was $103,006 during the nine months ended September 30 2005, which is an increase of $76,383 (286.9%) from $26,623 for the nine months ended September 30, 2004. The increase in the cost of revenue was due to an increase in equipment purchased for a one time contract agreement.

Operating expenses

Total operating expenses decreased by $224,031 (42.59%) from $525,949 for the three months ended September 30, 2004 to $301,918 for the three months ended September 30, 2005.  During the three months ended September 30, 2005, operating expenses excluding cost of revenue consisted of primarily of $169,080 for consulting and professional fees, $65,508 for general and administrative expenses and $8920 for depreciation and amortization.  The decrease was primarily attributable to a decrease in consulting and professional services, the reduction of staff and other general and administrative expense. These general and administrative expenses are expected to stay the same during the next quarter.

Total operating expenses decreased by $830,384 (39.3%) from $2,108,741 for the nine months ended September 30, 2004 to $1,278,357 for the nine months ended September 30, 2005. The decrease was primarily attributable to a decrease in consulting and professional services, the reduction of staff and other general and administrative expense. These general and administrative expenses are expected to stay the same during the next quarter.

Other Expenses/Net Loss

Net Loss decreased by $190,887 (35.2%) from a net loss of $542,208 for the three months ended September 30, 2004 to a net loss of $351,321 for the three months ended September 30, 2005. We attribute a major portion of the Net Loss to consulting and professional fees, namely the booking of the issuance of shares to certain consultants for services to us. Some of the services provided by consultants include public and investor relations services, management services and legal services.

Net Loss increased by $90,210 (4.1%) from a net loss of $2,161,047 for the nine months ended September 30, 2004 to a net loss of $2,070,837 for the nine months ended September 30, 2005. The Company attributes a major portion of the Net Loss to other expenses, namely the booking of the issuance of Company shares to certain consultants for valuable services to the Company.

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

Cash decreased to $216 (99.6%) as of September 30, 2005 from $49,406. as of September 30, 2004. This decrease in cash was primarily due to the lack of any additional funding.

Cash provided by financing activities

Convertible debentures - Globalvest Partners, LLC - During March 2005, the Company issued a convertible debenture to Globalvest Partners, LLC as interim financing until the Equity Credit Agreement (See Note 12) is finalized. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 16.66% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $1,500 during the nine months ended September 30, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $15,945 (net of accretion totaling $14,055), which is being accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

During April 2005, the Company issued a second convertible debenture to Globalvest Partners, LLC. The debenture will convert on the earlier of 12 months from the effective date of the debenture (April 12, 2005) or the effective date of a related registration statement. The debenture is convertible at a conversion price equal to the lower of 20.00% of the five day average closing bid price of the Company’s common stock immediately preceding the (i) applicable conversion date or (ii) the effective date of the debenture (April 12, 2005). In addition, the debenture is unsecured and bears an interest rate of 10% per annum. All accrued interest will be converted with the principal balance of the note. The Company recorded cash loan fees totaling $2,000 during the nine months ended March 31, 2005. The Company also recorded the estimated value of the beneficial conversion feature totaling $11,693 (net of accretion totaling $10,307), which is being accreted beginning April 12, 2005 through April 2006. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

As discussed in Note 12, the Company cancelled the Equity Credit Agreement. Accordingly, the conversion dates will be in April 2006 on both debentures with Globalvest Partners, LLC.

Convertible debenture - Falcon Financial Consulting LLC - During May 2005, the Company issued a convertible debenture to Falcon Financial Consulting, LLC (“Falcon”). The debenture is convertible at the option of Falcon or the Company on or before December 31, 2005 at a conversion price equal to 80% of the closing bid price of the common stock on the date of conversion notice by either party. In addition, the debenture is unsecured and bears interest at 8% per annum. The Company recorded the estimated value of the beneficial conversion feature totaling $20,445 (net of accretion totaling $29,555), which is being accreted beginning May 20, 2005 through December 31, 2005. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Loan fees - The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as loan fees on a pro-rata basis over the life of the debentures.

Going Concern

The Company is in the development stage and incurred a net loss of approximately $351,000 for the three months ended September 30, 2005, with an accumulated loss during the development stage of approximately $6,870,000. The Company’s current liabilities exceed its current assets by approximately $1,364,000 as of September 30, 2005.

These conditions raise substantial doubt about our ability to continue as an going concern. As discussed in our financial statements for the three months ended September 30, 2005, and the report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 there is an explanatory paragraph which states there is a substantial doubt about our ability to continue as a going concern without the infusion of needed capital

Off Balance Sheet

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Company’s products, competitive pricing pressures, and the level of expenses incurred in our operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.” There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such statements.

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

Based upon this evaluation, the Company’s chief executive officer, acting in both capacities as chief executive officer and principal financial and accounting officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There was no changes in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company's fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2005, the Company issued 183,791,209 shares of common stock in satisfaction of amounts due to related parties totaling $210,000 (excluding interest of $139,203).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2005, no matters were submitted to the Company’s security holders.

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

November 14, 2005

SkyBridge Wireless, Inc.
——————————————
Registrant

By: /s/ James Wheeler
——————————————
James Wheeler,
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)
November 14, 2005