Form 10QSB/A
period 2004-03-31
SKYBRIDGE WIRELESS INC
filed 2005-11-30
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31,2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-26755

SKYBRIDGE WIRELESS, INC.
(Exact name of Registrant as Specified in its Charter)

NEVADA	88-0391722
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 Spencer Street, #205 Las Vegas, NV 89119
(Address of Principal Executive Offices) (Zip Code)

(702) 897-8704
(Registrant’s telephone number, including area code)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

As of May 1, 2005, the Issuer had 622,798,627shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

Index
SKYBRIDGE WIRELESS,INC.
FORM 10-QSB/a
FOR THE THREE MONTHS ENDED March 31, 2005

Index
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

L.L. Bradford & Company, LLC

Date: February 22, 2005	By:	/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
Las Vegas, Nevada

Index
SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
ASSETS
Current assets
Cash	$5,906
Total current assets	5,906

Fixed assets, net	59,385

Total assets	$65,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$10,910
Due to related parties	723,344
Other liability - related party	95,125
Total current liabilities	829,379

Total liabilities	829,379

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 416,489,120 shares issued and 415,889,120 outstanding	415,889
Additional paid-in capital	1,963,739
Prepaid services paid in common stock	(475,342)
Accumulated deficit during the development stage	(2,668,374)
Total stockholders' deficit	(764,088)

Total liabilities and stockholders' deficit	$65,291

Index

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months	Three months	December 20, 2002
	ended	ended	(Inception) through
	March 31, 2004	March 31, 2003	March 31, 2004
(Restated)			(Restated )
Revenue	$1,904	$4,099	$49,406

Cost and expenses
Cost of revenue, exclusive of depreciation
shown below	6,861	3,183	46,386
Depreciation	7,019	2,682	29,309
Consulting and professional fees	336,627	43,492	1,719,753
Other general and administrative expenses	168,875	137,263	786,883

Total operating cost and expenses	519,382	186,620	2,582,331

Loss from operations	(517,478)	(182,521)	(2,532,925)

Other expenses
Loss related to acquisition of NET	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	(81,000)
Entertainment Internet acquisition cost	--	(7,449)	(7,449)

Loss before provision for income taxes	(564,478)	(189,970)	(2,668,374)

Provision for income taxes	--	--	--

Net loss	$(564,478)	$(189,970)	$(2,668,374)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	404,367,142	33,000,000	372,289,873

Index
SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
			Additional		Prepaid Services	Deficit During	Total
	Common Stock		Paid-In	Treasury	Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stock	Common Stock	Stage	Deficit
Balance December 31, 2003	401,714,120	$401,714	$1,172,918	$--	$--	$(2,103,896)	$(529,264)

Common shares issued for NET acquisition	500,000	500	46,500	--	--	--	47,000

Common shares issued for prepaid serivces	10,000,000	10,000	490,000	--	(500,000)	--	--

Common shares issued for services	4,550,000	4,550	223,450	--	--	--	228,000

Common shares issued for accounts payable	75,000	75	2,925	--	--	--	3,000

Cancellation of common stock	(350,000)	(350)	350	--	--	--	--

Return of stock into treasury	(600,000)	(600)	600	--	--	--	--

Options granted for services	--	--	26,996	--	--	--	26,996

Current period amortization of prepaid services	--	--	--	--	24,658	--	24,658

Net loss	--	--	--	--	--	(564,478)	(564,478)

Balance March 31, 2004 (Restated)	415,889,120	$415,889	$1,963,739	$--	$(475,342)	$(2,668,374)	$(764,088)

Index
SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months	Three months	December 20, 2002
	ended	ended	(Inception) Through
Cash flows from operating activities:	March 31, 2004	March 31, 2003	March 31, 2004
	(Restated)		(Restated)
Net loss	$(564,478)	$(189,970)	$(2,668,374)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	254,996	--	1,397,309
Entertainment Internet acquisition costs	--	7,449	7,449
Loss related to acquisition of NET	47,000	--	47,000
Depreciation	7,019	2,682	29,309
Amortization of prepaid services paid in
common stock	24,658	--	24,658
Bad debt related to other receivable	--	--	81,000
Changes in operating assets and liabilities
Change in accounts payable	(21,946)	5,788	13,910
Net cash used by operating activities	(252,751)	(174,051)	(1,067,739)
Cash flows from investing activities:
Purchase of fixed assets	(7,054)	(38,615)	(88,694)
Net cash used in investing activities	(7,054)	(38,615)	(88,694)
Cash flows from financing activities
Proceeds from issuance of common stock	--	--	265,000
Change in due to related parties	170,430	212,955	802,008
Change in other liability	95,125	--	95,125
Cash received through acquisition
of Entertainment Internet	--	206	206
Net cash provided by financing activities	265,555	213,161	1,162,339
Net change in cash	5,750	495	5,906
Beginning cash balance	156	--	--
Ending cash balance	$5,906	$495	$5,906
Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Schedule of non-cash investing and financing activities
Issuance of 7,655,412 shares of common stock for
acquisition of Entertainment Internet	$--	$7,655	$7,655
Issuance of 10,000,000 shares of common stock
for prepaid services	$500,000	$--	$500,000
Issuance of 75,000 shares of common stock for
accounts payable	$3,000	$--	$3,000

Index
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

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

Index
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

3. BUSINESS ACQUISITION

N-E-T Service Corporation - In September 2003, the Company entered into an agreement to acquire 100% of the outstanding capital stock of N-E-T Service Corporation (“NET Transaction”), in exchange for 500,000 shares of the Company’s common stock totaling $47,000. Prior to the transaction, the only asset NET had was a distribution license with an Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet.

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

4. RELATED PARTY TRANSACTIONS

Due to related parties - As of March 31, 2004, due to related parties is comprised of balances totaling $432,984 and $290,360 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

Rent - The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the three months ended March 31, 2004 and 2003, rent expense totaled $4,500 and $4,500, respectively.

Stock options - During January 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to stockholders. The options are fully vested upon grant with an exercise price of $0.03 per share. The grant was valued at $26,996 under the provisions of SFAS No. 123.

Other liability - related party - During February 2004, a stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125. As of March 31, 2004, the Company had not issued the stock and accordingly, recorded an “Other liability - related party” totaling $95,125.

Index
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

6. COMMITMENTS AND CONTINGENCIES
Consulting agreement - During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $475,342 (net of amortized expenses totaling $24,658) as of March 31, 2004.

Convertible securities - During March 2004, the Company entered into an agreement to issue $500,000 in convertible securities. The convertible securities will mature 5 years from the date of issuance and bear interest at 8% per annum. The securities are convertible into the Company’s common stock at the lesser of 120% of the final bid price on closing date or 75% of the lowest three closing bid prices of the Company’s common stock for the twenty days immediately preceding the date of conversion. As of the date of this filing, the Company has not completed this transaction.

7. GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $564,000 for the three months ended March 31, 2004, with an accumulated loss during the development stage of approximately $2,668,000. The Company’s current liabilities exceed its current assets by approximately $823,000 as of March 31, 2004.

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

Index
SKYBRIDGE WIRELESS, INC.
(FORMERLY KNOWN AS ENTERTAINMENT INTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

8. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported condensed balance sheet as of March 31, 2004 and related condensed statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2004. This restatement reflects a correction in the Company’s accounting for a certain transaction related to the issuance of 10,000,000 shares of common stock under the March 2004 consulting agreement as discussed in Note 6.

The Company originally expensed the entire value of the shares of common stock totaling $500,000. Under generally accepted accounting principals of the United States, non-forfeitable stock issued for services to be performed in the future should be capitalized in the same manner as if the Company had paid cash for the services. Accordingly, the Company restated the transaction as prepaid services paid in common stock totaling $473,342 (net of amortization of $26,658).
The following schedule reconciles net loss for the three months ended March 31, 2004, and for the period from December 20, 2002 (Inception) through March 31, 2004,as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of the error described above.

	Three months	December 20, 2002
	ended	(Inception) through
	March 31, 2004	March 31, 2004
Net loss, as previously reported	$(1,039,820)	$(3,143,716)
Previous expense of stock issued for
services	500,000	500,000
Current amortization of prepaid services	(24,658)	(24,658)
Total net adjustments	475,342	475,342
Net loss, as restated	$(564,478)	$(2,668,374)

Basic and diluted loss per share, as previously
reported	$(0.01)	$(0.01)
Effect of adjustments	0.00	0.00
Basic and diluted loss per shares, as restated	$(0.01)	$(0.01)

As a result of correcting the errors, the Company financial results have been adjusted as follows:

	2004 as
	Previously		2004 as
	Reported	Restatement	Restated
Balance Sheet
Prepaid services paid in common stock	$--	$(475,342)	$(475,342)
Accumulated deficit during the development
stage	(3,143,716)	475,342	(2,668,374)
Condensed Statements of Operations - Three
months ended March 31, 2004
Consulting and professional fees	(811,969)	475,342	(336,627)
Net loss	(1,039,820)	475,342	(564,478)
Basic and diluted loss per common share	(0.01)	(0.01)	0.00

Condensed Statements of Operations - December
20, 2002 (Inception) through March 31, 2004
Consulting and professional fees	(2,195,095)	475,342	(1,719,753)
Net loss	(3,143,716)	475,342	(2,668,374)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

The resulting adjustments were all non-cash and had no impact on the Company’s total cash flows, cash position, or revenue.

Index
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

Index
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

Index
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

Index
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

Index
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

Index
SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYBRIDGE WIRELESS, INC.

November 30, 2005

SkyBridge Wireless, Inc.
Registrant

By: /s/ James Wheeler
James Wheeler,
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)
November 30, 2005