Form 10QSB/A
period 2004-06-30
SKYBRIDGE WIRELESS INC
filed 2005-11-30
CIK 1081172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A #3

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

Yes [  ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2004, the issuer had 458,389,120 shares of common stock issued and 458,389,120 outstanding.

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

Item 1
FINANCIAL STATEMENTS

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)
(RESTATED)

ASSETS
Current assets
Cash	$37,868
Accounts receivable	1,030

Total current assets	38,898
Fixed assets, net	53,385
Loan fees, net	10,400

Total assets	$102,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$9,622
Due to related parties	916,465
Other liability - related party	95,125

Total current liabilities	1,021,212
Long-term liabilities
Convertible debentures, net of discounts	235

Total liabilities	1,021,447
Commitments and contingencies	--
Minority interest	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 458,989,120 shares issued and 458,389,120 outstanding	458,389
Additional paid-in capital	2,756,239
Unamortized loan fees related to convertible debentures	(59,972)
Prepaid services paid in common stock	(350,685)
Accumulated deficit during the development stage	(3,722,735)

Total stockholders' deficit	(918,764)

Total liabilities and stockholders' deficit	$102,683

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	December 20, 2002 (Inception) through June 30, 2004
	(Restated)		(Restated)		(Restated)

Revenue	$9,312	$554	$11,216	$4,652	$58,718
Cost and expenses
Cost of revenue, exclusive of depreciation
shown below	10,336	20,592	17,197	23,774	56,722
Depreciation	6,000	6,078	13,019	8,760	35,309
Consulting and professional fees	868,350	689,768	1,204,977	733,260	2,588,103
Other general and administrative expenses	178,724	158,074	347,599	295,337	965,607

Total operating cost and expenses	1,063,410	874,512	1,582,792	1,061,131	3,645,741

Loss from operations	(1,054,098)	(873,958)	(1,571,576)	(1,056,479)	(3,587,023)
Other expenses
Interest expense	(235)	(235)	--	--	(235)
Amortization of loan fees related to convertible
debentures	(28)	--	(28)	--	(28)
Loss related to acquisition of NET	--	--	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	--	--	(81,000)
Entertainment Internet acquisition cost	--	--	--	(7,449)	(7,449)

Loss before provision for income taxes	(1,054,361)	(873,958)	(1,618,839)	(1,063,928)	(3,722,735)
Provision for income taxes	--	--	--	--	--

Net loss	$(1,054,361)	$(873,958)	$(1,618,839)	$(1,063,928)	$(3,722,735)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.01)	$(0.03)	$(0.01)

Basic and diluted weighted average
common shares outstanding	404,367,142	38,968,599	404,367,142	36,043,082	372,289,873

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock Shares Amount		Additional Paid-In Capital	Unamortized Loan Fees Related to Debentures	Prepaid Services Paid in Common Stock	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance December 31, 2003	401,714,120	$401,714	$1,172,918	$--	$--	$(2,103,896)	$(529,264)
Common shares issued for NET acquisition	500,000	500	46,500	--	--	--	47,000
Common shares issued for prepaid services	10,000,000	10,000	490,000	--	(500,000)	--	--
Common shares issued for services	5,050,000	5,050	237,950	--	--	--	243,000
Common shares issued to the Chief Executive	40,000,000	40,000	640,000	--	--	--	680,000
Officer for services
Common shares issued for accounts payable	75,000	75	2,925	--	--	--	3,000
Cancellation of common stock	(350,000)	(350)	350	--	--	--	--
Return of stock into treasury	(600,000)	(600)	600	--	--	--	--
Common shares issued for unamortized loan
placement fees	2,000,000	2,000	58,000	(60,000)	--	--	--
Options granted for services	--	--	26,996	--	--	--	26,996
Beneficial conversion feature of
convertible debenture	--	--	80,000	--	--	--	80,000
Current period amortization of unamortized
loan placement fees	--	--	--	28	--	--	28
Current period amortization of prepaid services	149,315	--	--	--	--	--	149,315
Net loss	--	--	--	--	--	(1,618,839)	(1,618,839)

Balance June 30, 2004 (Restated)	458,389,120	$458,389	$2,756,239	$(59,972)	$(350,685)	$(3,722,735)	$(918,764)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash flows from operating activities:	Six months ended June 30, 2004	Six months ended June 30, 2003	December 20, 2002 (Inception) Through June 30, 2004
	(Restated)		(Restated)
Net loss	$(1,618,839)	$(1,063,928)	$(3,722,735)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	949,996	602,063	2,092,309
Entertainment Internet acquisition costs	--	7,449	7,449
Loss related to acquisition of NET	47,000	--	47,000
Depreciation	13,019	8,760	35,309
Amortization of prepaid services paid in
common stock	149,315	--	149,315
Amortization of loan fees related to convertible
debentures	28	28
Bad debt related to other receivable	--	--	81,000
Accretion of discount on convertible debentures	235	--	235
Changes in operating assets and liabilities
Change in accounts receivable	(1,030)	--	(1,030)
Change in loan fees	(10,400)	--	(10,400)
Change in accounts payable	(23,234)	22,310	12,622

Net cash used by operating activities	(493,910)	(423,346)	(1,308,898)
Cash flows from investing activities:
Purchase of fixed assets	(7,054)	(79,803)	(88,694)

Net cash used in investing activities	(7,054)	(79,803)	(88,694)
Cash flows from financing activities
Proceeds from issuance of common stock	--	250,000	265,000
Change in due to related parties	363,551	262,449	995,129
Change in other liability	95,125	--	95,125
Advance from convertible debentures	80,000	--	80,000
Cash received through acquisition
of Entertainment Internet	--	206	206

Net cash provided by financing activities	538,676	512,655	1,435,460
Net change in cash	37,712	9,506	37,868
Beginning cash balance	156	--	--

Ending cash balance	$37,868	$9,506	$37,868

Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

Schedule of non-cash investing and financing activities
Issuance of 7,655,412 shares of common stock for
acquisition of Entertainment Internet	$--	$7,655	$7,655

Issuance of 75,000 shares of common stock for
accounts payable	$3,000	$--	$3,000

Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$80,000	$--	$80,000

Issuance of 2,000,000 shares of common stock for
unamortized loan fees related to debentures	$60,000	$--	$60,000

Issuance of 10,000,000 shares of common stock for
prepaid services	$500,000	$--	$500,000

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(RESTATED)

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
(RESTATED)

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

4.     CONVERTIBLE DEBENTURES

During April 2004, the Company entered into an agreement with May Davis as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture will be unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis for each issued debenture along with certain other fees to be paid to an escrow agent. Additionally, the Company issued 2,000,000 shares of common stock during April to May Davis for unamortized loan fees related to convertible debentures totaling $60,000. The Company recorded cash loan fees totaling $10,400 in relation to the convertible debentures.

The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as interest expense on a pro-rata basis over the life of the debentures.

As of June 30, 2004 capitalized loan fees consisted of the following:

	Loan Fees	Accumulated Amortization	Net Loan Fees
Loan fees, net	$10,400	$--	$10,400

Unamortized loan fees related to convertible debentures
Loan placement fees related to issuance of
2,000,000 shares	$60,000	$28	$59,972

Total unamortized loan fees related to
convertible debentures	$60,000	$28	$59,972

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(RESTATED)

Additionally, the Company recorded the estimated value of the beneficial conversion feature as a discount on convertible debentures which will be accreted through the maturity date of each respective convertible debenture. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Convertible debentures consist of the following as of June 30, 2004:

Five convertible debentures which will mature in various
months during 2009	$80,000
Discount on convertible debentures (net of accretion totaling
$235 recorded as interest expense)	79,765

Convertible debentures, net	$235

5.     RELATED PARTY TRANSACTIONS

Due to related parties – As of June 30, 2004, due to related parties is comprised of balances totaling $916,465 and $290,360 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the six months ended June 30, 2004 and 2003, rent expense totaled $9,000and $9,000, respectively.

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
(RESTATED)

During March 2004, the Company issued 10,500,000 shares of common stock for services totaling $525,000.

During May 2004, the Company issued 500,000 shares of common stock for services totaling $15,000.

7.     COMMITMENTS AND CONTINGENCIES

Consulting agreement – During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $350,685 (net of amortized expenses totaling $149,315) as of June 30, 2004.

8.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $1,619,000 for the six months ended June 30, 2004, with an accumulated loss during the development stage of approximately $3,723,000. The Company’s current liabilities exceed its current assets by approximately $982,000 as of June 30, 2004.

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
(RESTATED)

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

	Three months ended June 30, 2004	Six months ended June 30, 2004	December 20, 2002 (Inception) through June 30, 2004
Net loss, as previously reported	$(1,034,915)	$(2,074,734)	$(4,178,630)
Miscellaneous rounding difference	1	--	--
Previous expense of stock issued for
services	--	500,000	500,000
Current amortization of prepaid services	(124,657)	(149,315)	(149,315)
Previous expense of beneficial conversion
feature	95,873	95,873	95,873
Current accretion of discount on convertible
debentures	(235)	(235)	(235
Corrected calculation of amortization of loan
fees related to convertible debentures	9,572	9,572	9,572

Total net adjustments	(19,446)	455,895	455,895

Net loss, as restated	$(1,054,361)	$(1,618,839)	$(3,722,735)

Basic and diluted loss per share, as previously
reported	$(0.01)	$(0.01)	$(0.02)
Effect of adjustments	(0.00)	0.00	0.01

Basic and diluted loss per shares, as restated	$(0.01)	$(0.01)	$(0.01)

        As a result of correcting the errors, the Company financial results have been adjusted as follows:

	2004 as Previously Reported	Restatement	2004 as Restated
Balance Sheet
Convertible debentures, net of discounts	$80,000	$(79,765)	$235
Total liabilities	1,101,212	(79,765)	1,021,447
Unamortized loan fees related to convertible
debentures	(50,400)	(9,572)	(59,972)
Prepaid services paid in common stock	--	(350,685)	(350,685)
Accumulated deficit during the development
stage	(4,178,630)	446,323	(3,732,307)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(RESTATED)

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

10.     SUBSEQUENT EVENTS

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT INDEX

Number       Description

31    Certifications pursuant to section 302 of the Sarbanes — Oxley Act Of 2002.

32    Certification pursuant to section 906 of the Sarbanes — Oxley Act Of 2002.

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

Date: November 30, 2005