Form 10QSB/A
period 2004-09-30
SKYBRIDGE WIRELESS INC
filed 2005-12-02
CIK 1081172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment #3

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004
(RESTATED)

ASSETS
Current assets
Cash	$49,406
Accounts receivable	1,129
Total current assets	50,535

Fixed assets, net	61,546

Loan fees, net	51,265

Total assets	$163,346
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$15,173
Due to related parties	1,005,699
Other liability - related party	95,125
Total current liabilities	1,115,997

Long-term liabilities
Convertible debentures, net of discounts	149,818

Total liabilities	1,265,815

Commitments and contingencies	--

Minority interest	--

Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 469,027,794 shares issued and 468,427,794 outstanding	468,428
Additional paid-in capital	3,114,772
Unamortized loan fees related to convertible debentures	(58,150)
Unamortized loan fees related to equity credit agreement	(60,000)
Prepaid services paid in common stock	(302,576)
Accumulated deficit during the development stage	(4,264,943)
Total stockholders' deficit	(1,102,469)

Total liabilities and stockholders' deficit	$163,346

See condensed notes to financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended	December 20, 2002 (Inception) through
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
	(Restated)		(Restated)		(Restated)
Revenue	$4,923	$35,382	$16,139	$40,034	$63,641

Cost and expenses
Cost of revenue, exclusive of depreciation
shown below	9,426	6,623	26,623	30,397	66,148
Depreciation	6,616	6,726	19,635	15,486	41,925
Consulting and professional fees	322,255	100,478	1,527,232	833,738	2,910,358
Other general and administrative expenses	187,652	155,005	535,251	450,342	1,153,259

Total operating cost and expenses	525,949	268,832	2,108,741	1,329,963	4,171,690

Loss from operations	(521,026)	(233,450)	(2,092,602)	(1,289,929)	(4,108,049)

Other expenses
Interest expense	(17,325)	--	(17,560)	--	(17,560)
Amortization of loan fees related to convertible
debentures	(3,857)	--	(3,885)	--	(3,885)
Loss related to acquisition of NET	--	--	(47,000)	--	(47,000)
Bad debt related to other receivable	--	--	--	--	(81,000)
Entertainment Internet acquisition cost	--	--	--	(7,449)	(7,449)

Loss before provision for income taxes	(542,208)	(233,450)	(2,161,047)	(1,297,378)	(4,264,943)

Provision for income taxes	--	--	--	--	--

Net loss	$(542,208)	$(233,450)	$(2,161,047)	$(1,297,378)	$(4,264,943)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	462,227,758	387,368,033	433,168,882	367,310,762	397,644,871

See condensed notes to financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

			Additional	Unamortized Loan Fees	Unamortized Loan Fees Related to Equity	Prepaid Services	Accumulated Deficit During	Total
	Common Stock		Paid-In	Related to	Credit	Paid in	Development	Stockholders'
	Shares	Amount	Capital	Debentures	Agreement	Common Stock	Stage	Deficit
Balance December 31, 2003	401,714,120	$401,714	$1,172,918	$--	$--	$--	$(2,103,896)	$(529,264)

Common shares issued for NET acquisition	500,000	500	46,500	--	--		--	47,000

Common shares issued for prepaid services	16,000,000	16,000	604,000	--	--	(620,000)	--	--

Common shares issued for services	6,050,000	6,050	238,950	--	--	--	--	245,000

Common shares issued to the Chief Executive	40,000,000	40,000	640,000	--	--	--	--	680,000
Officer for services

Common shares issued for accounts payable	75,000	75	2,925	--	--	--	--	3,000

Cancellation of common stock	(350,000)	(350)	350	--	--	--	--	--

Return of stock into treasury	(600,000)	(600)	600	--	--	--	--	--

Common shares issued for unamortized loan
placement fees	2,000,000	2,000	58,000	(60,000)	--	--	--	--

Common shares issued for unamortized loan
fees related to equity credit agreement
(including $5,000 paid in cash)	3,038,674	3,039	51,961	--	(60,000)	--	--	(5,000)

Options granted for services	--	--	26,996	--	--	--	--	26,996

Beneficial conversion feature of convertible
debenture	--	--	271,572	--	--	--	--	271,572

Current period amortization of unamortized
loan placement fees	--	--	--	1,850	--	--	--	1,850

Current period amortization of prepaid services	--	--	--	--	--	317,424	--	317,424

Net loss	--	--	--	--	--	--	(2,161,047)	(2,161,047)

Balance September 30, 2004 (Restated)	468,427,794	$468,428	$3,114,772	$(58,150)	$(60,000)	$(302,576)	$(4,264,943)	$(1,102,469)

See condensed notes to financial statements

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED)

	Nine months	Nine months	December 20, 2002(Inception)
	ended	ended	Through
Cash flows from operating activities:	September 30, 2004	September 30, 2003	September 30, 2004
	(Restated)		(Restated)
Net loss	$(2,161,047)	$(1,297,378)	$(4,264,943)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	951,996	649,313	2,094,309
Entertainment Internet acquisition costs	--	7,449	7,449
Loss related to acquisition of NET	47,000	--	47,000
Depreciation	19,635	15,486	41,925
Amortization of prepaid services paid in
common stock	317,424	--	317,424
Amortization of loan fees related to convertible	3,885	--	3,885
debentures
Bad debt related to other receivable	--	--	81,000
Accretion of discount on convertible debentures	11,390	--	11,390
Changes in operating assets and liabilities
Change in accounts payable and accrued liabilities	(20,683)	--	15,173
Change in accounts receivable	(1,129)	(4,652)	(1,129)
Change in loan fees	(53,300)	--	(53,300)
Net cash used by operating activities	(884,829)	(629,782)	(1,699,817)
Cash flows from investing activities:
Purchase of fixed assets	(21,831)	(81,639)	(103,471)
Net cash used in investing activities	(21,831)	(81,639)	(103,471)
Cash flows from financing activities
Proceeds from issuance of common stock	--	265,000	265,000
Change in due to related parties	455,785	413,172	1,087,363
Change in other liability	95,125	--	95,125
Advance from convertible debentures	410,000	--	410,000
Loan fees related to equity line of credit	(5,000)	--	(5,000)
Cash received through acquisition
of Entertainment Internet	--	206	206
Net cash provided by financing activities	955,910	678,378	1,852,694
Net change in cash	49,250	(33,043)	49,406
Beginning cash balance	156	--	--
Ending cash balance	$49,406	$(33,043)	$49,406
Supplemental disclosure of cash flow:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Schedule of non-cash investing and financing activities
Purchase of an intangible asset through other liability	$--	$47,000	$--
Schedule of non-cash investing and financing activities
Issuance of 7,655,412 shares of common stock for
acquisition of Entertainment Internet	$--	$7,655	$7,655
Issuance of 60,000 shares of common stock for
payment of due to related party	$--	$3,000	$--
Issuance of 600,000 shares of common stock for
other receivable	$--	$81,000	$--
Issuance of 75,000 shares of common stock for
accounts payable	$3,000	$--	$3,000
Beneficial conversion feature related to convertible
debentures recorded as discount on convertible
debentures	$271,572	$--	$271,572
Issuance of 2,000,000 shares of common stock for
unamortized loan placement fees	$60,000	$--	$60,000
Issuance of 3,038,674 shares of common stock for
unamortized loan fees related to equity credit
agreement, (excluding $5,000 paid in cash)	$55,000	$--	$55,000
Issuance of 16,000,000 shares of common stock for
prepaid services	$620,000	$--	$620,000

See condensed notes to financial statements.

1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 as amended and filed on May 6, 2005 of SkyBridge Wireless, Inc. (the “Company”).

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123.

Principles of consolidation - The accompanying financial statements include the accounts of the Company and its majority-owned subsidiary, N-E-T Service Corporation. The ownership interests are recorded as "Minority interests”. Intercompany transactions and balances have been eliminated in consolidation.

3. BUSINESS ACQUISITION

N-E-T Service Corporation - In September 2003, the Company entered into an agreement (“NET Transaction”) to acquire 100% of the outstanding capital stock of N-E-T Service Corporation (“NET”), in exchange for 500,000 shares of the Company’s common stock totaling $47,000. Prior to the transaction, the only asset of NET was a distribution license with an Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet.

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

4. CONVERTIBLE DEBENTURES

During April 2004, the Company entered into an agreement with May Davis as a placement agent to underwrite and sell up to $1,000,000 in convertible debentures. Each debenture sold will be convertible by the holder on or after the issue date at the lesser of (i) 75% (or 60% for stock under Rule 144) of the lowest three intraday bid prices during the twenty trading days immediately preceding notice of conversion or (ii) 120% of the closing bid price on the date of issuance. In addition, each debenture will be unsecured, bearing an interest rate of 8% per annum, and will mature 5 years from the date of issuance. The Company will also pay loan fees of 13% of the gross proceeds to May Davis for each issued debenture along with certain other fees to be paid to an escrow agent. Additionally, the Company issued 2,000,000 shares of common stock during April to May Davis for unamortized loan fees related to convertible debentures totaling $60,000. The Company recorded cash loan fees totaling $53,300 in relation to the convertible debentures.

The Company capitalizes cash loan fees related to convertible debentures in the asset section of the balance sheet and loan fees related to the issuance of common stock in the equity section of the balance sheet. All loan fees related to convertible debentures are amortized as interest expense on a pro-rata basis over the life of the debentures.

As of September 30, 2004 capitalized loan fees consisted of the following:

		Accumulated
	Loan Fees	Amortization	Net Loan Fees
Loan fees, net	$53,300	$2,035	$51,265

Unamortized loan fees related to convertible debentures
Loan placement fees related to issuance of
2,000,000 shares	$60,000	$1,850	$58,150

Additionally, the Company recorded the estimated value of the beneficial conversion feature as a discount on convertible debentures which will be accreted through the maturity date of each respective convertible debenture. Any remaining discount at the time of early conversion, if any, will be immediately expensed.

Convertible debentures consist of the following as of  September 30, 2004:

Twelve convertible debentures which will mature in various months during 2009	$410,000

Discount on convertible debentures (net of accretion totaling $11,390 recorded as interest expense)	260,182

Convertible debentures, net	$149,818

5. RELATED PARTY TRANSACTIONS

Due to related parties - As of September 30, 2004, due to related parties is comprised of balances totaling $537,939 and $467,760 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

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

Other liability - related party - During February 2004, a stockholder exercised a portion of the above options to purchase 3,170,833 shares of the Company’s common stock for $95,125. As of September 30, 2004, the Company had not issued the stock and accordingly, recorded an other liability - related party totaling $95,125.

Common Stock - During May 2004, the Company issued 40,000,000 shares of common stock to the Company’s Chief Executive Officer for services totaling $640,000.

During January 2004, the Company issued 75,000 shares of common stock to a stockholder for accounts payable totaling $3,000.

During March 2004, the Company issued 2,000,000 shares of common stock to a stockholder for services totaling $100,000.

6. STOCKHOLDERS’ DEFICIT

During January 2004, the Company issued 2,050,000 shares of common stock for services totaling $86,000.

During January 2004, the Company cancelled 350,000 shares of common stock previously issued to a consultant.

During February 2004, the Company received 600,000 shares of common stock from a consultant after termination of a prior agreement for services. As of March 31, 2004, the shares were held as treasury stock at no value.

During March 2004, the Company issued 500,000 shares of common stock for services totaling $25,000.

During May 2004, the Company issued 500,000 shares of common stock for services totaling $15,000.

During September 2004, the Company issued 1,000,000 shares of common stock for services totaling $19,000.

7. COMMITMENTS AND CONTINGENCIES

Consulting agreements - During March 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 10,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services. In addition, the Company will pay $1,000 per month over the term of 12 months. In December 2004, the parties amended the agreement to eliminate the payment of $1,000 per month. The Company issued the stock in March 2004 and recorded prepaid services totaling $224,658 (net of amortized expenses totaling $275,342) as of September 30, 2004.

During August 2004, the Company entered into a Consulting Agreement with an entity whereby, the Company agreed to issue 5,000,000 shares of non-forfeitable common stock in exchange for corporate consulting services for the term of 12 months. The Company issued the stock in August 2004 and recorded prepaid services totaling $77,918 (net of amortized expenses totaling $12,082) as of September 30, 2004.

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

8. EQUITY CREDIT AGREEMENT

During September 2004, the Company entered into a Private Equity Credit Agreement (“Equity Agreement”) with Globalvest Partners, LLC, (“Globalvest”). The Equity Agreement entitles the Company to draw funds up to $4,500,000 from issuance of its common stock for an amount equal to the lowest bid price for any three trading days during the ten trading immediately following the advance notice date. The Equity Agreement expires the later of thirty six months from the date a registration statement on Form SB-2 for registration of common stock under the Equity Agreement is declared effective by the SEC, or September 2008, subject to certain terms and conditions. Globalvest will retain 9% of each advance under the Equity Agreement. Additionally, the Equity Agreement requires the Company to pay Globalvest a commitment fee in the amount of $60,000; $55,000 to be paid by the issuance of common stock and $5,000 cash. The Company issued 3,038,674 shares of common stock during September 2004 for the $55,000 fee. The Company recorded the fees as unamortized loan fees related to equity credit agreement which will be amortized as costs of raising capital over the life of the agreement beginning from the date the Form SB-2 is declared effective.

9. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $2,161,000 for the nine months ended September 30, 2004, with an accumulated loss during the development stage of approximately $4,265,000. The Company’s current liabilities exceed its current assets by approximately $1,065,000 as of September 30, 2004.

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

10 RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported condensed balance sheet as of September 30, 2004 and related condensed statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2004. This restatement reflects a correction in the Company’s accounting for a certain transaction related to the issuance of 16,000,000 shares of common stock under the March 2004, June 2004 and August 2004 consulting agreement as discussed in Note 7.

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

	Three months	Nine months	December 20, 2002 (Inception) through
	ended	ended	September
	September 30, 2004	September 30, 2004	30, 2004
Net loss, as previously reported	$(696,421)	$(2,771,155)	$(4,875,051)
Previous expense of stock issued for
services	120,000	620,000	620,000
Current amortization of prepaid services	(168,109)	(317,424)	(317,424)
Previous expense of beneficial conversion
feature	175,699	271,572	271,572
Current accretion of discount on convertible
debentures	(11,155)	(11,390)	(11,390)
Corrected calculation of amortization of loan
fees related to convertible debentures	37,778	47,350	47,350
Total net adjustments	154,213	610,108	610,108
Net loss, as restated	$(542,208)	$(2,161,047)	$(4,264,943)

Basic and diluted loss per share, as previously
reported	$(0.01)	$(0.01)	$(0.01)
Effect of adjustments	0.00	0.00	0.00
Basic and diluted loss per shares, as restated	$(0.01)	$(0.01)	$(0.01)

As a result of correcting the errors, the Company financial results have been adjusted as follows:

	2004 as
	Previously		2004 as
	Reported	Restatement	Restated
Balance Sheet
Convertible debentures, net of discounts	$410,000	$(260,182)	$149,818
Total liabilities	1,525,997	(260,182)	1,265,815
Unamortized loan fees related to convertible
debentures	(10,800)	(47,350)	(58,150)
Prepaid services paid in common stock	--	(302,576)	(302,576)
Accumulated deficit during the development
stage	(4,,875,051)	610,108	(4,264,943)

Condensed Statements of Operations - Three
months ended September 30, 2004
Consulting and professional fees	(274,146)	(48,109)	(322,255)
Interest expense	(181,869)	164,544	(17,325)
Amortization of loan fees related to convertible
debentures	(41,635)	37,778	(3,857)
Net loss	(696,421)	154,213	(542,208)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

Condensed Statements of Operations - Nine
months ended September 30, 2004
Consulting and professional fees	(1,829,808)	302,576	(1,527,232)
Interest expense	(277,742)	260,182	17,560)
Amortization of loan fees related to convertible
debentures	(51,235)	47,350	(3,885)
Net loss	(2,771,155)	610,108	(2,161,047)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

Condensed Statements of Operations - December
20, 2002 (Inception) through September 30, 2004
Consulting and professional fees	(3,212,934)	302,576	(2,910,358)
Interest expense	(277,742)	260,182	(17,560)
Amortization of loan fees related to convertible
debentures	(51,235)	47,350	(3,885)
Net loss	(4,875,051)	610,108	(4,264,943)
Basic and diluted loss per common share	(0.01)	0.00	(0.01)

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

Common stock - During October 2004, the Company issued 2,000,000 shares of common stock to a stockholder in satisfaction of due to related party totaling $80,000.

Convertible debentures - During October 2004, the Company issued two additional convertible debentures with terms as discussed in Note 4 totaling $35,000. The convertible debentures mature in October 2009.

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

Revenue

The Company has achieved limited revenue and has no profits to date; the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2004 the Company had an accumulated deficit of $4,264,943 compared with an accumulated deficit of $1,330,378 as of September 30, 2003.

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

Cost of revenue

The cost of revenue principally includes the cost of components and labor required to install customer use equipment and the cost of components to upgrade the wireless sites already installed. Total cost of revenue was $9,426 during the three months ended September 30, 2004, which is an increase of $2803 (42%) from $ 6,623 for the three months ended September 30, 2003. The increase in the cost of revenue was because the Company completed the installation of new tower sites during the three months ended September 30, 2004. The Company had no tower installations in the three months ended September 30, 2003.

Total cost of revenue was $26,623 during the nine months ended September 30 2004, which is a decrease of $3,774 (12.4%) from $30,397 for the nine months ended September 30, 2003. The decrease in cost was primarily due to the lack of contract work from third party customers.

Operating expenses

Total operating expenses increased by $254,314 (96%) from $262,209. for the three months ended September 30, 2003 to $516,523 for the three months ended September 30, 2004. The increase was primarily attributable to on going operations to support general and administrative expense and the sale and installation of new customer equipment. These general and administrative expenses are expected to remain near this number during the next quarter.

Total operating expenses increased by $782,552 (60.2%) from $1,299,566 for the nine months ended September 30, 2003 to $2,082,118 for the nine months ended September 30, 2004. The increase was primarily attributable to additional employees and the installation of new access points.

Other Expenses/Net Loss

Net Loss increased by $308,758. (132.2%) from a net loss of $233,450. for the three months ended September 30, 2003 to a net loss of $542,208. for the three months ended September 30, 2004. The Company attributes a major portion of the Net Loss to other expenses, namely the booking of the issuance of Company shares to certain consultants for valuable services to the Company.

Net Loss increased by $863,669 (66.6%) from a net loss of $1,297,378 for the nine months ended September 30, 2003 to a net loss of $2,161,047 for the nine months ended September 30, 2004. The Company attributes a major portion of the Net Loss to other expenses, namely the booking of the issuance of Company shares to certain consultants for valuable services to the Company.

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

During July 2004, the Company issued 1,000,000 shares of common stock to a consultant for prepaid services totaling $30,000.

During August 2004, the Company issued 5,000,000 shares of common stock to a consultant for prepaid services totaling $90,000.

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

SKYBRIDGE WIRELESS, INC.

Date: December 2, 2005	By: /s/ James Wheeler James Wheeler Chief Executive Officer Chief Financial Officer